Form 10-K405
period 2000-12-31
NABISCO INC
filed 2001-03-16
CIK 69526

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              -------------------

                                   FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                              -------------------
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

                                 7 CAMPUS DRIVE
                       PARSIPPANY, NEW JERSEY 07054-0311
                                 (973) 682-5000
    (Address, including zip code, and telephone number, including area code, of the principal executive offices of Nabisco, Inc.)

                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                            NAME OF EACH EXCHANGE
        TITLE OF EACH CLASS                  ON WHICH REGISTERED
        -------------------                 ---------------------
       6 1/8% Notes due 2033               New York Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      None

    INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X NO __

    INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [X]

    STATE THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT. ALL OF THE REGISTRANT'S VOTING STOCK IS HELD BY AN AFFILIATE OF THE REGISTRANT, NABISCO HOLDINGS CORP., AN INDIRECT WHOLLY-OWNED SUBSIDIARY OF PHILIP MORRIS COMPANIES INC.

    INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE: MARCH 16, 2001:

                        100 SHARES OF COMMON STOCK, PAR VALUE $2.50 PER SHARE

                              -------------------

    NABISCO, INC. MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(A) AND (B) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                                                           PAGE
                                                                         --------
PART I

Item 1.    Business....................................................      1

               (a) General Development of Business.....................      1

               (b) Financial Information about Industry Segments.......      2

               (c) Narrative Description of Business...................      2

                     Other Matters.....................................      6

               (d) Financial Information about Foreign and Domestic
                     Operations........................................      6

Item 2.    Properties..................................................      6

Item 3.    Legal Proceedings...........................................      6

PART II

Item 5.    Market for Registrant's Common Equity and Related
             Stockholder Matters.......................................      7

Item 7.    Management's Narrative Analysis of Results of Operations....      7

Item 7a.   Quantitative and Qualitative Disclosures About Market
             Risk......................................................     11

Item 8.    Financial Statements and Supplementary Data.................     13

Item 9.    Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure..................................     13

PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on
             Form 8-K..................................................     14

                                     PART I

ITEM 1. BUSINESS

    (a) GENERAL DEVELOPMENT OF BUSINESS

    Nabisco, Inc. ("Nabisco" or the "Company") and its operating subsidiaries comprise one of the largest food companies in the world. The following description reflects the business of Nabisco through December 31, 2000. In the United States, the packaged food business is conducted by Nabisco, the largest manufacturer and marketer of cookies and crackers. Food operations outside the United States are conducted by Nabisco International, Inc. and Nabisco Ltd, subsidiaries of Nabisco. For financial information with respect to operations in various geographic locations, see Note 16 to the Consolidated Financial Statements, and the related notes thereto, of Nabisco as of December 31, 2000 and 1999 and for each of the years in the three-year period ended December 31, 2000 (the "Consolidated Financial Statements").

    Nabisco Holdings Corp. ("Nabisco Holdings"), which owns all of Nabisco's capital stock, was incorporated in Delaware in 1981 under the name of Nabisco Brands, Inc. in connection with the combination of Nabisco, Inc., which was incorporated in 1898 as the National Biscuit Company, and Standard Brands Incorporated, which was incorporated in 1929 in connection with the combination of The Fleischmann Company, Chase & Sanborn, Inc., Royal Baking Powder Company and E.W. Gillette Company, Limited.

    In 1985, Nabisco Holdings was acquired by RJR Nabisco, Inc., which has been renamed R.J. Reynolds Tobacco Holdings, Inc. ("RJR") and, in 1989, RJR was acquired by RJR Nabisco Holdings Corp., which has been renamed Nabisco Group Holdings Corp ("NGH").

    On January 26, 1995, Nabisco Holdings completed the initial public offering of 51,750,000 shares of its Class A Common Stock, par value $.01 per share (the "Class A Common Stock"), at an initial offering price of $24.50 per share.

    During the second quarter of 1999, a series of reorganization transactions were completed, as a result of which Nabisco Holdings, Nabisco and their subsidiaries were no longer affiliated with RJR and its subsidiaries. The principal transactions in this reorganization that affected Nabisco Holdings and Nabisco were the following:

    - On May 18, 1999, RJR transferred all of the outstanding Class B Common Stock of Nabisco Holdings to NGH through a merger transaction.

    - On June 14, 1999, NGH distributed all of the outstanding shares of RJR common stock to NGH common stockholders of record as of May 27, 1999.

    Through December 11, 2000, NGH owned 100% of the outstanding Class B Common Stock (the "Class B Common Stock" and, together with the Class A Common Stock, the "Common Stock") of Nabisco Holdings, which represented approximately 80.6% of the economic interest and 97.6% of the combined voting power of all of the outstanding Common Stock as of March 15, 2000.

    On December 11, 2000, an indirect subsidiary of Philip Morris Companies Inc. ("Philip Morris") acquired all of the outstanding shares of Nabisco Holdings for $55 per share in cash. The purchase of the outstanding shares, retirement of employee stock options and other payments totaled approximately $15.2 billion. In order to address concerns raised by United States trade regulation authorities, in December 2000, Nabisco sold its domestic dry packaged dessert and baking powder businesses, as well as its intense mints and gum businesses, for proceeds of $147 million, generating pre-tax losses of $139 million.

    Kraft Foods Inc., ("Kraft"), a wholly-owned subsidiary of Philip Morris and the parent company of Nabisco Holdings, is in the process of finalizing the integration of Nabisco's businesses which may result in the accrual of significant integration charges by Nabisco in 2001. In connection with the integration process, Kraft has announced plans to sell the Canadian grocery business operated by Nabisco Ltd, and currently plans to sell a number of additional Nabisco businesses that do not fit strategically with its business. It also plans to close or sell a number of Nabisco facilities.

    (b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

    For information about operating segments for the years 1998 through 2000, see Note 16 to the Consolidated Financial Statements.

    (c) NARRATIVE DESCRIPTION OF BUSINESS

    The following description reflects the business of Nabisco through December 31, 2000. As discussed above, Kraft acquired all of the outstanding shares of Nabisco's sole shareholder, Nabisco Holdings, on December 11, 2000. Kraft is in the process of integrating Nabisco's businesses into Kraft, which may result in significant changes in the way the businesses are conducted.

    Nabisco's businesses in the United States are conducted by the Nabisco Biscuit Company ("Nabisco Biscuit") and the Nabisco Foods Company ("Nabisco Foods"). Nabisco's businesses outside the United States are conducted by Nabisco Ltd and Nabisco International, Inc.

    Food products are sold under trademarks owned or licensed by Nabisco and brand recognition is considered essential to their successful marketing. Wal-Mart Stores, Inc. and its affiliates accounted for approximately 12% and 11% of consolidated net sales in 2000 and 1999, respectively, and no customer accounted for 10% or more of consolidated net sales in 1998.

NABISCO BISCUIT COMPANY

    Nabisco Biscuit is the largest manufacturer and marketer in the United States cookie and cracker industry. For the year 2000, Nabisco Biscuit had a share of approximately 40%* of the domestic cookie category and 50%* of the domestic cracker category (in the aggregate more than two times the share of its closest competitor). Leading Nabisco Biscuit cookie brands include OREO, CHIPS AHOY!, NEWTONS and SNACKWELL'S. Leading Nabisco Biscuit cracker brands include RITZ, PREMIUM, TRISCUIT, WHEAT THINS and NABISCO HONEY MAID Grahams.

    OREO and CHIPS AHOY! are the two largest selling cookie brands in the United States. OREO, the leading sandwich cookie, is Nabisco Biscuit's largest selling cookie brand. Line extensions such as Mini OREO and seasonal items such as SPRING OREO, Halloween OREO and GRINCH OREO, in addition to the "Don't Eat the Winning Oreo" promotion, continued to increase the brand's appeal. CHIPS AHOY! continued to be the leader in the chocolate chip cookie segment driven by its base CHIPS AHOY! business along with Chewy CHIPS AHOY! and line extensions such as Munch Size CHIPS AHOY!

    NEWTONS, the oldest Nabisco Biscuit cookie brand, continued to be the fourth leading cookie brand in the United States. Tropical NEWTONS, launched in 2000, is the latest of an expanded variety of offerings.

    SNACKWELL'S cookies and crackers, on a combined basis, continued to be the twelfth leading brand in the United States. The most recent product introductions, Sugar Free Shortbread and Lemon Creme Sandwiches, serve to broaden the benefits of the SNACKWELL'S line. SNACKWELL'S continued to have the leading share of the better-for-you cookie category.

------------------------
* References to the Company's competitive ranking in its various businesses are based on dollar sales amounts compiled by Information Resources Inc.

    Nabisco Biscuit's cracker business is led by RITZ, the largest selling cracker brand in the United States. Successful product line extensions such as RITZ BITS and RITZ BITS Sandwiches, helped drive the brand's growth. PREMIUM, the oldest Nabisco cracker brand and the leader in the saltine cracker category, is joined by TRISCUIT, WHEAT THINS and NABISCO HONEY MAID Grahams to comprise, along with RITZ, five of the seven largest selling cracker brands in the United States.

    Nabisco Biscuit's other cookie and cracker brands, which include NUTTER BUTTER, TEDDY GRAHAMS, NILLA, STELLA D'ORO, CHEESE NIPS CRISPS, BETTER CHEDDARS and BARNUM'S ANIMALS Crackers, compete in consumer niche categories. Many are the first or second largest selling brands in their respective categories.

    Nabisco Biscuit's products in the breakfast category include FRUIT 'N GRAIN cereal bars and KOOL STUF toaster pastries. OREO and HONEY MAID toaster pastries were introduced in 2000 with OREO becoming the top selling Nabisco toaster pastry.

    Nabisco Biscuit's products are manufactured in 11 Nabisco Biscuit owned facilities, 17 facilities with which Nabisco Biscuit has production agreements with contract manufacturers throughout the United States and through Nabisco affiliates in Canada. Nabisco Biscuit also operates a flour mill in Toledo, Ohio, which supplies approximately 85% of its flour needs.

    Nabisco Biscuit's products are sold to major grocery and other large retail chains through Nabisco Biscuit's direct store delivery system. The system is supported by a distribution network utilizing 13 warehouses which supply 101 shipping branches where shipments are consolidated for delivery to approximately 55,000 separate delivery points.

NABISCO FOODS COMPANY

    Nabisco manages its non-biscuit food operations in the United States through Nabisco Foods which is comprised of the following operating units:

    SALES & INTEGRATED LOGISTICS GROUP. The Sales & Integrated Logistics Group handles sales and distribution for the LifeSavers and Planters Specialty Companies and distribution for the Food Service Company. It sells to major grocery chains, national drug and mass merchandisers, convenience channels and warehouse clubs through a direct sales force. It also sells to small retail grocery chains and regional mass merchandisers through independent brokers. The products are distributed from 10 distribution centers located throughout the United States.

    PLANTERS SPECIALTY COMPANY. The Planters Specialty Company produces and markets a broad range of food products. These products include nuts and salty snacks principally for sale in the United States, primarily under the PLANTERS trademark. PLANTERS is the clear leader in the packaged nut category. The Planters Specialty Company also manufactures and markets sauces and condiments, pet snacks and hot cereals. Many of the Planters Specialty Company products are first or second in their product categories. Well-known brand names include A.1. steak sauces, GREY POUPON mustards, MILK-BONE pet snacks, CREAM OF WHEAT hot cereals and CORNNUTS crispy corn kernel snacks.

    Planters Specialty Company's primary entries in the steak sauce and mustard categories are A.1., A.1. BOLD, A.1. Thick and Hearty and A.1. Sweet and Tangy steak sauces, the leading line of steak sauces, and GREY POUPON mustards, which include the leading Dijon mustard.

    Planters Specialty Company is the largest manufacturer of pet snacks in the United States with MILK-BONE dog biscuits and dog snacks. MILK-BONE products include MILK-BONE Original Biscuits, FLAVOR SNACKS, Super Premium Biscuits, Dog Treats and DOGGIE BAG TREATS.

    The Planters Specialty Company, a leading manufacturer of hot cereals, sells products in the cook-on-stove and mix-in-bowl sub-categories. CREAM OF WHEAT, the leading wheat-based hot cereal, and CREAM OF RICE participate in the cook-on-stove sub-category. Instant CREAM OF WHEAT participates in the mix-in-bowl sub-category and includes varieties such as Banana Nut Bread, Blueberry Muffin and Raspberry Danish.

    Planters Specialty Company manufactures products in 6 plants and sources products from a number of contract manufacturers.

    LIFESAVERS COMPANY. The LifeSavers Company manufactures and markets non-chocolate candy primarily for sale in the United States. LifeSavers' well-known brands include LIFE SAVERS candy, CREME SAVERS candy, GUMMI SAVERS fruit chewy candy and NOW & LATER fruit chewy taffy.

    LifeSavers Company manufactures its products in 3 owned plants and utilizes 4 primary contract manufacturers.

    FOOD SERVICE COMPANY. The Food Service Company utilizes a direct national sales force to sell a variety of specially packaged food products of the Nabisco Biscuit Company and Nabisco Foods Company including cookies, crackers, confections, hot cereals, nuts and condiments to the food service and vending machine industries.

    FAVORITE BRANDS. Favorite Brands is a non-chocolate confection and snack business acquired from Favorite Brands International, Inc. in 1999. Its products include TROLLI gummi candies, SATHERS and FARLEY'S general line candy brands, JET-PUFFED marshmallows and FARLEY'S Fruit Snacks. These products are produced and marketed in the United States and sold to major grocery chains, national drug and mass merchandisers, convenience channels and warehouse clubs through independent brokers and a small direct sales force for the SATHERS candy brands. The products are distributed from 10 distribution centers located throughout the United States.

    Favorite Brands manufactures its products in 10 plants and sources products from a number of contract manufacturers.

INTERNATIONAL FOOD GROUP

    Nabisco's businesses outside the United States are conducted by Nabisco Ltd and Nabisco International, Inc. ("Nabisco International" and together with Nabisco Ltd, the "International Food Group").

    NABISCO LTD. Nabisco Ltd conducts Nabisco's Canadian operations. Nabisco Ltd's cookie and cracker brands in Canada include OREO, CHIPS AHOY!, SNACKWELL'S, FUDGEE-O, PEEK FREANS, DAD'S, DAVID, PREMIUM PLUS, RITZ, TRISCUIT and STONED WHEAT THINS. These products are manufactured in four bakeries in Canada and are sold through a direct store delivery system, utilizing 10 sales offices and distribution centers and a combination of company trucks and common carriers.

    Nabisco Ltd also produces and markets canned fruits and vegetables, soups, fruit juices and drinks, pasta and other Italian type food products. During 2001, Kraft announced its plans to sell this grocery business.

    Nabisco Ltd also markets MILK-BONE pet snacks, CREAM OF WHEAT hot cereals and MAGIC baking powder, each a leading brand in Canada. Nabisco Ltd operated seven manufacturing facilities in 2000. Five produced canned products, principally fruits and vegetables, one produced pet snacks and one produced pasta. The grocery products are sold directly to retail chains and are distributed through four regional warehouses.

    NABISCO INTERNATIONAL. Nabisco International is a leading producer of biscuits, powdered dessert and drink mixes, baking powder, pasta, juices, milk products and other grocery items, as well as industrial yeast and bakery ingredients. Nabisco International's operations in Latin America represented more than 77% of Nabisco International's sales in 2000. Nabisco International also operates businesses in Asia and South Africa, and in Europe, Africa and the Middle East through a venture with various financial partners. Additionally, Nabisco International exports a variety of Nabisco Biscuit and Nabisco Foods products to markets primarily in the Caribbean and Asia.

    The biscuits category represented over 54% of Nabisco International's sales in 2000. Nabisco International is growing global brands like OREO, CHIPS AHOY! and RITZ in various markets as part of Nabisco International's strategy to focus on growth in biscuits. Local brands such as TERRABUSI and LUCKY are also part of the biscuit category. Nabisco International is the biscuit market leader in Argentina, Venezuela, Puerto Rico, Peru, Ecuador, Nicaragua, Uruguay, Taiwan and Beijing, China.

    In April 2000, Nabisco joined Finalrealm Limited ("Finalrealm"), a consortium of investors, which acquired the equity of United Biscuits (Holdings) plc ("UB"), a United Kingdom company. At that time, Nabisco invested approximately $45 million in cash in DeluxeStar Limited ("DeluxeStar"), an affiliate of Finalrealm. In July 2000, Nabisco contributed its operations in Spain, Portugal and the Middle East to DeluxeStar and paid an additional
$35 million in cash to Finalrealm in September, 2000. In exchange for the total cash consideration and businesses contributed, Nabisco received mandatorily redeemable discounted preferred stock from DeluxeStar and warrants from United Biscuits Group (Investments) Limited (formerly Bladeland Limited) ("UBG"), the indirect parent company of Finalrealm and DeluxeStar. These securities are convertible into 26.51% of the common equity of UBG upon the future exercise of the warrants. The UB venture is comprised of UB's businesses in the United Kingdom, France and the Benelux countries and Nabisco's operations named above. On a pro forma basis, UB had approximately $2 billion in sales in 1999. Its major biscuit brands include McVITIE's, VERKADE, MARBU, BN and FILIPINOS.

    In Asia, Nabisco International operates its Chinese biscuit business through joint ventures in Beijing and a wholly-owned subsidiary in Suzhou. In Indonesia, Nabisco International operates a plant which is 70% owned by Nabisco and 30% owned by its partner and distributor.

    In July 2000, the Company acquired the operations of UB in China, Hong Kong and Taiwan, which will be integrated into Nabisco International's existing businesses.

    Dessert mixes, drink mixes and baking powder outside the United States are sold under the ROYAL brand, yeast and bakery ingredients under the FLEISCHMANN's brand, processed milk products under the GLORIA brand and juice under the MAGUARY brand. Nabisco International is the market leader in powdered desserts in most of Latin America and is the market leader in baking powder and yeast in Latin America.

    Nabisco International's grocery and biscuit products are sold to retail outlets through its own local country sales forces and independent wholesalers and distributors. Industrial yeast and bakery products are sold to the bakery trade through Nabisco International's own local country sales forces and independent distributors.

    Nabisco International's largest market is Brazil, where it operates
13 manufacturing facilities out of a total of 37 manufacturing facilities in Latin America and 44 worldwide.

RAW MATERIALS

    Agricultural commodities constitute the principal raw materials used by Nabisco in its food businesses. These raw materials are normally purchased through supplier contracts, while the commodities market is utilized to hedge prices for a large portion of North American and certain International anticipated future requirements. Prices of agricultural commodities tend to fluctuate due to external factors such as weather conditions, commodity market fluctuations, currency fluctuations and the effects of governmental agricultural programs, fluctuations which generally also affect Nabisco's competitors. Nabisco believes that the raw materials for its products are in adequate supply and are generally available from a variety of independent suppliers.

COMPETITION

    Generally, the markets in which Nabisco Biscuit, Nabisco Foods and the International Food Group conduct their business are highly competitive. Competition consists of large domestic and international companies, local and regional firms and generic and private label products of food retailers. Competition is conducted on the basis of brand recognition, brand loyalty, quality and price. Substantial advertising and promotional expenditures are required to maintain or improve a brand's market position or to introduce a new product.

    The trademarks under which Nabisco Biscuit, Nabisco Foods and the International Food Group market their products are generally registered in the United States and other countries in which such products are sold and are generally renewable indefinitely. Nabisco and certain of its subsidiaries have from time to time granted various parties exclusive licenses to use one or more of their trademarks in particular locations. Nabisco does not believe that such licensing arrangements have a material effect on the conduct of its domestic or international businesses.

                                 OTHER MATTERS

EMPLOYEES

    At December 31, 2000, Nabisco had approximately 50,300 employees. Most of the unionized workers at Nabisco's domestic locations are represented under a national contract with the Bakery, Confectionery and Tobacco Workers International Union, which was ratified in August 1996 and which will expire in August 2001. Other unions represent the employees at a number of Nabisco locations. Nabisco believes that its relations with these employees and with their unions are good.

    (d) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS

    For information about foreign and domestic operations for the years 1998 through 2000, see Note 16 to the Consolidated Financial Statements.

ITEM 2. PROPERTIES

    For information on properties, see Item 1. For additional information pertaining to the location of Nabisco's assets as of December 31, 2000 and 1999, see Note 16 to the Consolidated Financial Statements.

ITEM 3. LEGAL PROCEEDINGS

    Nabisco is a defendant in various lawsuits arising in the ordinary course of its business. In the opinion of management, the resolution of these matters is not expected to have a material adverse effect on the Company's financial condition, results of operations or cash flows.

    Nabisco or certain of its subsidiaries have been named "potentially responsible parties" with third parties under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, also known as Superfund. Superfund imposes joint and several liability on parties that arranged for the disposal of hazardous substances, and on current and previous owners and operators of a facility for the clean-up of hazardous substances released from the facility into the environment. Nabisco is involved in approximately 15 Superfund and other clean-up actions in the United States relating to its current operations and certain former or divested operations for which it retains environmental liability.

    Nabisco is potentially liable for certain environmental matters arising from the operations of Nabisco's former wholly-owned subsidiary, Rowe Industries. Rowe operated a small engine manufacturing facility in Sag Harbor, New York in the 1950s, 1960s and early 1970s that used various solvents. About 20 homes downgradient from the site were connected to public drinking water in the mid-1980s after solvents were detected in their individual wells. Since 1996, three toxic tort cases have been brought against Nabisco in New York state court, collectively by or on behalf of approximately 80 individuals, including 17 minors. The first case, filed on March 6, 1996 in Supreme Court of the State of New York, was dismissed by the trial judge as barred by the statute of limitations and is presently on appeal. The other two cases, which were both filed on January 3, 2000 in Supreme Court of the State of New York, are at an early stage in the trial court. Each complaint states that the relief sought by the plaintiffs is $10 million in compensatory and $100 million in punitive damages. The primary claims are based on alleged personal injury, diminution of property value and fear or risk of cancer.

    Nabisco is also potentially liable for certain environmental matters arising from Nabisco's or a former affiliate's connection with Del Monte Corporation in the 1970s and 1980s. Del Monte Corporation operated a plantation on Oahu, Hawaii, which used various pesticides for crop application over an extended time period. A pesticide spill at the site led to the closure of nearby drinking water wells and an investigation, under the oversight of the United States Environmental Protection Agency ("EPA"), of soil and groundwater contamination associated with the site. Upon completion of this investigation, the EPA will be selecting a plan to remedy the contamination.

    In addition, two lawsuits were filed in 1999 against Del Monte Corporation and approximately six other Oahu growers and pesticide manufacturers seeking unspecified compensatory and punitive damages for alleged pesticide contamination of drinking water supplies. The Board of Water Supply of the City and County of Honolulu filed the first lawsuit on September 27, 1999 in the Circuit Court of the First Circuit of the State of Hawaii. The second lawsuit, which was filed on October 7, 1999 in the Circuit Court of the First Circuit of the State of Hawaii, was brought by numerous area residents alleging bodily injury, emotional distress and wrongful death. Both cases are in the early stages of discovery and, to our knowledge, Del Monte Corporation has not received a settlement demand in either case.

    Nabisco believes a third party has indemnification obligations for these potential Del Monte Corporation environmental liabilities, and Nabisco is vigorously seeking enforcement of these indemnification rights.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    There is no public trading market for the common stock of Nabisco, all of which is held by Nabisco Holdings, a wholly-owned indirect subsidiary of Philip Morris.

ITEM 7. MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

    The following is a narrative analysis of Nabisco's results of operations for the year 2000. The narrative for sales, operating company contribution and operating income includes information as reported in the historical financial statements, followed by items that management believes impact the comparability of historical results, ongoing results and management's discussion of ongoing results. Ongoing results are presented on a basis consistent with the manner in which the ongoing businesses were managed in the year 2000. They exclude sales, operating company contribution and operating income from divested businesses, restructuring charges and credits, restructuring-related expenses, net gains (losses) on divested businesses and other operating expenses resulting from the acquisition by Philip Morris, all of which management believes affect the comparability of the results of operations. The ongoing results of operations should not be viewed as a substitute for the historical results of operations but as a tool to better understand the underlying trends in the business.

    Nabisco's businesses in the United States are conducted by Nabisco Biscuit and Nabisco Foods. Nabisco's businesses outside the United States are conducted by the International Food Group.

NET SALES

                                                                  YEARS ENDED
                                                                 DECEMBER 31,
                                                              -------------------      %
DOLLARS IN MILLIONS                                             2000       1999      CHANGE
-------------------                                           --------   --------   --------
REPORTED NET SALES:

  Nabisco Biscuit...........................................   $3,695     $3,640        2%
  Nabisco Foods.............................................    2,902      2,246       29%
  International Food Group..................................    2,291      2,382       (4)%
                                                               ------     ------
  Total.....................................................    8,888      8,268        7%
                                                               ------     ------
NET SALES FROM DIVESTED BUSINESSES:

  Nabisco Foods.............................................      298        315
  International Food Group..................................      125        288
                                                               ------     ------
  Total.....................................................      423        603
                                                               ------     ------
NET SALES FROM ONGOING BUSINESSES:

  Nabisco Biscuit...........................................    3,695      3,640        2%
  Nabisco Foods.............................................    2,604      1,931       35%
  International Food Group..................................    2,166      2,094        3%
                                                               ------     ------
  Total.....................................................   $8,465     $7,665       10%
                                                               ======     ======

    THE FOLLOWING NARRATIVE IS BASED ON NET SALES FROM ONGOING BUSINESSES.

    2000 VS. 1999. Nabisco's net sales of $8.47 billion were up 10% compared to 1999 net sales primarily due to the following:

    - Nabisco Biscuit's net sales increased 2% versus the prior year. The increase reflects favorable pricing actions and a 3% volume increase in cookies. Overall volume gains of 1% were driven by new products, increased marketing investments and the increased efficiency and effectiveness of the reorganized direct store delivery sales force. Partially offsetting the sales increase was a decline in breakfast bar volume.

    - Nabisco Foods' net sales increased 35% versus the prior year with volume increasing 65%. Excluding the impact on net sales resulting from the November 1999 acquisition of Favorite Brands, net sales and volume grew 6% and 4%, respectively, versus the prior year. Volume gains from confections, including the continued success of CREME SAVERS, condiments, nuts and pet snacks, coupled with favorable pricing actions contributed to the overall increase.

    - International Food Group's net sales increased 3% versus the prior year. The sales increase was primarily driven by favorable pricing, acquisitions in Argentina in September 1999 and Asia in July 2000 and strength in the Asian, Andean and Canadian markets. Offsetting these gains was weakness in Mexico, Brazil and Southern Cone volumes.

OPERATING COMPANY CONTRIBUTION

                                                                  YEARS ENDED
                                                                 DECEMBER 31,
                                                              -------------------      %
DOLLARS IN MILLIONS                                             2000       1999      CHANGE
-------------------                                           --------   --------   --------
OPERATING COMPANY CONTRIBUTION(1):
Nabisco Biscuit.............................................   $  612     $  504       21%
Nabisco Foods...............................................      396        329       20%
International Food Group....................................      117        186      (37)%
                                                               ------     ------
Total.......................................................    1,125      1,019       10%
                                                               ------     ------
ITEMS EXCLUDED FROM ONGOING OPERATING COMPANY CONTRIBUTION:

Nabisco Biscuit:
    Restructuring-related expenses..........................                 (53)
Nabisco Foods:
    Restructuring-related expenses..........................                  (9)
    Results from divested businesses........................      103        116
International Food Group:
    Restructuring-related expenses..........................                 (14)
    Results from divested businesses........................       (2)        36
    Net loss on divested businesses.........................      (42)
                                                               ------     ------
Total.......................................................       59         76
                                                               ------     ------
OPERATING COMPANY CONTRIBUTION FROM ONGOING BUSINESSES:

Nabisco Biscuit.............................................      612        557       10%
Nabisco Foods...............................................      293        222       32%
International Food Group....................................      161        164       (2)%
                                                               ------     ------
Total.......................................................   $1,066     $  943       13%
                                                               ======     ======

------------------------

(1) Operating company contribution represents operating income before amortization of trademarks and goodwill, restructuring charges (credits) and other operating expenses.

    THE FOLLOWING NARRATIVE IS BASED ON OPERATING COMPANY CONTRIBUTION FROM ONGOING BUSINESSES.

    2000 VS. 1999. Nabisco's operating company contribution increased 13% to $1.07 billion compared to 1999 primarily due to the following:

    - Nabisco Biscuit's operating company contribution increased 10% versus the prior year. The increase reflects sales gains, lower raw material costs and productivity gains. Partially offsetting this improvement was increased trade spending.

    - Nabisco Foods' operating company contribution increased 32% versus the prior year. The increase was primarily driven by the sales gains across the product lines as well as the incremental contribution of the Favorite Brands acquisition.

    - International Food Group's operating company contribution decreased 2% versus the prior year. The decrease reflects lower volume as well as cost increases which offset in part the favorable pricing actions taken. In addition, higher marketing investments and trade spending contributed to the lower operating results. Gains in Asia, the Andean region and Canada, as well as incremental contribution from the Argentina acquisition were more than offset by shortfalls in Brazil and Mexico.

OPERATING INCOME

                                                                  YEARS ENDED
                                                                 DECEMBER 31,
                                                              -------------------      %
DOLLARS IN MILLIONS                                             2000       1999      CHANGE
-------------------                                           --------   --------   --------
REPORTED OPERATING INCOME...................................   $  719      $873       (18)%
                                                               ------      ----
OPERATING INCOME (EXPENSE) EXCLUDED FROM ONGOING BUSINESSES:
Restructuring credit........................................       27        67
Loss on sale of divested businesses.........................      (42)
Results from divested businesses............................       (6)       21
Restructuring-related expenses..............................                (76)
Items resulting from the acquisition by Philip Morris:
  Results from divested businesses..........................       97       110
  Other operating expenses..................................     (214)
                                                               ------      ----
  Total.....................................................     (138)      122
                                                               ------      ----
OPERATING INCOME FROM ONGOING BUSINESSES....................   $  857      $751        14%
                                                               ======      ====

    THE FOLLOWING NARRATIVE IS BASED ON OPERATING INCOME FROM ONGOING
BUSINESSES.

    2000 VS. 1999. Nabisco's operating income was $857 million for 2000, an increase of 14% versus last year. The increase reflects higher operating company contribution discussed previously.

RESTRUCTURING

    Savings objectives set in our 1998 restructuring programs were met. As of December 31, 2000, the 1998 restructuring programs were complete. Pre-tax savings in 2000 were approximately $140 million including cash savings of $133 million and are expected to be approximately $145 million annually including cash savings of $135 million in 2001 and thereafter. Nabisco recorded a net restructuring credit of $27 million in 2000 in addition to the $67 million net restructuring credit recorded in 1999. These net credits reduced the restructuring charges to $436 million. Cumulative cash expenditures, net of cash proceeds to date have totaled $128 million with $25 million expended in 2000. Cumulative cash expenditures, net of cash proceeds is comprised of $176 million in cash payments and $48 million in cash proceeds. The year 2000 net cash expenditures is comprised of $52 million in cash payments and $27 million in cash proceeds. Although projects have been completed, proceeds that are to be collected and certain cash payments, primarily severance and benefits that are to be paid over time, will be transacted after the program completion dates. This is expected to result in a net cash inflow of approximately $16 million subsequent to December 31, 2000. For a further discussion of the restructuring programs, see Note 3 to the consolidated financial statements.

INTEREST AND DEBT EXPENSE

    2000 VS. 1999. Consolidated interest and debt expense of $280 million in 2000 increased by $20 million or 8% from 1999 due to higher average debt levels and higher average interest rates.

OTHER INCOME (EXPENSE), NET

    2000 VS. 1999. Consolidated other income (expense), net, amounted to $9 million of expense in 2000 versus $31 million of expense in 1999, a decrease of $22 million. The decrease primarily reflects $12 million of investor financing fee income in 2000 from the UB investment and lower foreign exchange losses.

PROVISION FOR INCOME TAXES

    2000 VS. 1999. The reported effective tax rate was 46.3% in 2000 versus 38.1% in 1999. The increase in the rate primarily resulted from non-deductible losses on sales of businesses in 2000 (4.7%) and a higher effective rate impact of non-deductible goodwill amortization (1.8%).

NET INCOME

    2000 VS. 1999. Nabisco's net income of $231 million for 2000 decreased $126 million from the $357 million for 1999. The decrease primarily reflects other operating expenses in 2000 resulting from the acquisition by Philip Morris, lower operating income from divested businesses, a loss on divested businesses in 2000 and lower restructuring credits. These items were partially offset by higher operating income from ongoing businesses and the absence in 2000 of restructuring-related expenses and an extraordinary loss.

COMPREHENSIVE INCOME

    2000 VS. 1999.  Comprehensive income was $195 million in 2000 versus
$248 million in 1999, a decrease of $53 million. The decrease was due to lower net income and a reduction in the minimum pension liability amount, partially offset by lower foreign currency translation losses.

INFLATION

    Inflation has not had a material effect on Nabisco's business in recent years.

YEAR 2000 ISSUE

    The Year 2000 Issue was a result of computer applications that were written using two digits rather than four digits to define the applicable year. The issue was whether computer systems would properly interpret date-sensitive information when the year changed to 2000. Nabisco recognized the issues associated with the Year 2000 problem and the need to ensure that its operations would not be adversely impacted by Year 2000 software failures. Comprehensive reviews of all systems and applications, including those of key third parties (suppliers, service providers and customers) were conducted and detailed plans were developed for required system modifications and replacements.

    Incremental costs, which included contractor costs to modify or replace existing systems, and costs of internal resources dedicated to achieving Year 2000 compliance were charged to expense as incurred and were funded from operating cash flows. The total costs incurred during 1999 and 1998 of achieving Year 2000 compliance was $40 million, of which $24 million was incurred in 1999.

    Nabisco's Year 2000 implementation plan, including contingency measures, was completed in all material respects by the end of 1999. The Year 2000 issue did not have a material effect on Nabisco's business, results of operations, cash flows or financial condition.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Market risk represents the risk of loss that may impact the consolidated financial position, results of operations or cash flows of Nabisco due to adverse changes in financial and commodity market prices and rates. In the ordinary course of business, Nabisco is exposed to market risk in the areas of foreign currency exchange rates, interest rates and commodity prices. These exposures are directly related to its international operations, its normal investing and funding activities, and its use of agricultural commodities in its operations. Nabisco has established various policies and procedures to manage its exposure to market risks, including the use of financial and commodity derivatives, which are highly correlated to its underlying exposures. The counterparties in these transactions are highly rated financial institutions. The fair value of derivative financial instruments is monitored based on the amounts the Company would receive or pay when settling the contracts. Additional information regarding our use of financial instruments is included in Notes 1 and 14 to the Consolidated Financial Statements.

    Nabisco estimates its market risk due to changes in foreign currency rates, interest rates and commodity prices utilizing financial models called Value at Risk ("VaR"). Nabisco employs a variance/co-variance approach to its calculation of VaR, which is a statistical measure of the potential loss in terms of fair value, cash flows or earnings of market risk sensitive instruments over a one-year horizon using a 95% confidence interval for changes in market rates and prices. The model assumes that financial returns are normally distributed. For options and instruments with non-linear returns, the model uses the delta/gamma method to approximate the financial return.

    The VaR model is a risk analysis tool and does not purport to represent actual losses in fair value or pre-tax earnings that will be incurred by Nabisco, nor does it consider the potential effect of favorable changes in market factors.

INTEREST RATE EXPOSURE

    Nabisco manages its debt structure and interest rate risk through the use of fixed and floating rate debt, and through the use of derivatives. Nabisco periodically uses interest rate swaps and caps to hedge its exposure to interest rate changes, and also to lower its financing costs. Nabisco is exposed to changes in interest rates primarily as a result of its borrowing activities which include commercial paper, short-term borrowings and long-term fixed rate debt used to maintain liquidity and fund its business operations. The 2000 average VaR associated with the fair value of financial instruments resulting from changes in interest rates was a $200 million after-tax loss. At
December 31, 2000, it was a $166 million after-tax loss, a decrease of $55 million from the December 31, 1999 amount. This change is primarily due to the December 2000 retirement of all outstanding interest rate sensitive commercial paper after the acquisition of Nabisco Holdings by an indirect subsidiary of Philip Morris.

    Nabisco does not believe that reasonably possible near-term changes in interest rates will have a material effect on its future earnings or cash flows.

FOREIGN EXCHANGE EXPOSURE

    Foreign currency fluctuations can affect Nabisco's net investments, earnings and cash flows denominated in foreign currencies. Nabisco primarily uses foreign currency forward contracts and option contracts to hedge certain international subsidiary debt and protect Nabisco from the risk that eventual dollar cash flows resulting from transactions with international third parties will be adversely affected by changes in exchange rates. Nabisco's primary exchange rate exposure is with various Latin American currencies and the Canadian dollar against the United States dollar.

    Upon reviewing its derivatives and other foreign currency instruments, based on historical foreign currency rate movements, Nabisco does not believe that reasonably possible near-term changes in foreign currency will result in a material effect on the future earnings, fair values or cash flows of Nabisco.

COMMODITY PRICE EXPOSURE

    The acquisition of certain raw materials used in Nabisco's products exposes it to commodity price changes. Nabisco utilizes purchase orders, non-cancelable contracts, futures contracts and futures options to manage its commodity price risk. Nabisco's primary commodity price exposures are to wheat, sugar, cocoa and vegetable oils.

    The VaR associated with Nabisco's derivative commodity instruments due to reasonably possible near-term changes in commodity prices, based on historical commodity price movements, would not result in a material effect on the future earnings of Nabisco.

    The VaR associated with Nabisco's net commodity exposure (anticipated future purchases less derivatives, inventory and firm purchase commitments) would result in a potential loss in pre-tax earnings of $17 million at December 31, 2000, a decrease of $13 million from the December 31, 1999 amount primarily due to lower volatility of soy oil and wheat commodity prices on our underlying positions in those commodities. For 2000, the average VaR associated with Nabisco's net commodity exposure was a pre-tax loss of $28 million.

    The VaR associated with either Nabisco's derivative commodity instruments or its net commodity exposure would not have a material effect on the fair values or cash flows of Nabisco.

                            ------------------------

    The foregoing discussion in "Management's Narrative Analysis of Results of Operations" contains forward-looking statements concerning, among other things, the amount of savings from restructuring programs. These statements reflect management's current views with respect to future events and financial performance. Forward-looking statements are based on many assumptions and factors including competitive pricing for products, commodity prices, success of new product innovations and acquisitions, economic conditions in countries where Nabisco's subsidiaries do business, the effects of currency fluctuations and the effects of government regulation. Any changes in such assumptions or factors could produce significantly different results.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Refer to the Index to Financial Statements on page F-1 for the required information.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Following the acquisition of Nabisco Holdings by an indirect subsidiary of Philip Morris, Nabisco's Board of Directors dismissed Deloitte & Touche LLP as Nabisco's principal independent auditors on December 22, 2000 in order to replace such firm with the independent accountants engaged by Philip Morris.

    The independent auditors' reports of Deloitte & Touche LLP on the consolidated financial statements and financial statement schedule of Nabisco for the two fiscal years ended December 31, 1999 and 1998 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle.

    In connection with the audits of Nabisco's financial statements for each of the two fiscal years ended December 31, 1999 and 1998, reviews during the nine month period ending September 30, 2000 and through the subsequent period ended December 21, 2000, which preceded Deloitte & Touche LLP's dismissal, there were no disagreements between Nabisco and Deloitte & Touche LLP on any matter of accounting principle, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Deloitte & Touche LLP, would have caused it to make reference to the subject matter of the disagreement in connection with its reports.

    On December 22, 2000, Nabisco's Board of Directors appointed
PricewaterhouseCoopers LLP as its new independent accountants for the fiscal year ended December 31, 2000.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

       (a)                    1.  The financial statements and financial statement schedule listed in the accompanying Index to Financial Statements are filed as part of this report.

                              2.  The exhibits listed in the accompanying Exhibit Index are filed as part of this report.

       (b)                        REPORTS ON FORM 8-K FILED IN FOURTH QUARTER 2000

                                  Nabisco filed a Current Report on Form 8-K dated
                                  December 11, 2000, relating to its acquisition by an
                                  indirect subsidiary of Philip Morris and its subsequent
                                  change of independent accountants.

       (c)                        EXHIBITS

                                  See Exhibit Index.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Township of Parsippany, State of New Jersey on March 16, 2001.

                                             NABISCO, INC.

                                             By:               /s/ DAVID J. WEST
                                                  ...........................................
                                                                (David J. West)
                                                        Senior Vice President, Finance,
                                                          Nabisco Biscuit and Snacks

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 16, 2001.

            SIGNATURE                               TITLE
            ---------                               -----
       /s/ MICHAEL B. POLK          Chief Executive Officer
 ..................................
        (Michael B. Polk)

       /s/ ROBERT L. HERST          Vice President and Assistant
 ..................................    Secretary
        (Robert L. Herst)

        /s/ DAVID J. WEST           Senior Vice President, Finance,
 ..................................    Nabisco Biscuit and Snacks
         (David J. West)

      /s/ CALVIN J. COLLIER         Director
 ..................................
       (Calvin J. Collier)

        /s/ EDWARD J. MOY           Director
 ..................................
         (Edward J. Moy)

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
FINANCIAL STATEMENTS

  Report of PricewaterhouseCoopers LLP, Independent
    Accountants.............................................  F-2

  Report of Deloitte & Touche LLP, Independent Auditors.....  F-3

  Consolidated Balance Sheets--December 31, 2000 and 1999...  F-4

  Consolidated Statements of Income (Loss)--Years Ended
    December 31, 2000, 1999 and 1998........................  F-5

  Consolidated Statements of Cash Flows--Years Ended
    December 31, 2000, 1999 and 1998........................  F-6

  Consolidated Statements of Comprehensive Income
    (Loss)--Years Ended December 31, 2000, 1999 and 1998....  F-7

  Consolidated Statements of Stockholder's Equity--Years
    Ended December 31, 2000, 1999
    and 1998................................................  F-8

  Notes to Consolidated Financial Statements................  F-9

FINANCIAL STATEMENT SCHEDULE

  Schedule II--Valuation and Qualifying Accounts--For the
    Years Ended December 31, 2000, 1999 and 1998............  S-1

         REPORT OF PRICEWATERHOUSECOOPERS LLP, INDEPENDENT ACCOUNTANTS

To The Board of Directors and Stockholder of Nabisco, Inc.:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income (loss), comprehensive income (loss), stockholder's equity and cash flows present fairly, in all material respects, the consolidated financial position of Nabisco, Inc. and its subsidiaries (the "Company") at December 31, 2000, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the year ended December 31, 2000, listed in the accompanying index presents fairly, in all material respects, the information required to be set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

                                          /s/ PRICEWATERHOUSECOOPERS LLP

Florham Park, New Jersey
January 29, 2001; except as to Note 10 for which the date is February 15, 2001

             REPORT OF DELOITTE & TOUCHE LLP, INDEPENDENT AUDITORS

Nabisco, Inc.:

    We have audited the accompanying consolidated balance sheet of Nabisco, Inc. (the "Company") as of December 31, 1999 and the related consolidated statements of income (loss), comprehensive income (loss), stockholder's equity, and cash flows for each of the two years in the period ended December 31, 1999. Our audits also included the financial statement schedule for the two years ended December 31, 1999. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1999 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey
February 2, 2000

                                 NABISCO, INC.
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN MILLIONS)

                                                             DECEMBER 31, 2000   DECEMBER 31, 1999
                                                             -----------------   -----------------
ASSETS
Current assets:
  Cash and cash equivalents................................       $    95             $   110
  Accounts receivable, net of allowance for doubtful
    accounts of $48 and $52, respectively..................           826                 681
  Deferred income taxes....................................           144                 116
  Inventories..............................................           885                 898
  Prepaid expenses and other current assets................            57                  79
                                                                  -------             -------
      TOTAL CURRENT ASSETS.................................         2,007               1,884
                                                                  -------             -------
Property, plant and equipment--at cost.....................         4,843               5,053
Less accumulated depreciation..............................        (1,962)             (1,966)
                                                                  -------             -------
  Net property, plant and equipment........................         2,881               3,087
                                                                  -------             -------
Trademarks, net of accumulated amortization of $1,241 and
  $1,214, respectively.....................................         3,146               3,443
Goodwill, net of accumulated amortization of $1,102 and
  $1,007, respectively.....................................         3,037               3,159
Other assets...............................................           530                 134
                                                                  -------             -------
                                                                  $11,601             $11,707
                                                                  =======             =======
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Notes payable............................................       $   104             $    39
  Accounts payable.........................................           367                 642
  Accrued liabilities......................................           976                 970
  Payables to affiliates...................................           147                   7
  Current maturities of long-term debt.....................           515                 158
  Income taxes.............................................           161                 104
                                                                  -------             -------
      TOTAL CURRENT LIABILITIES............................         2,270               1,920
                                                                  -------             -------
Long-term debt (less current maturities)...................         2,356               3,892
Payables to affiliates.....................................           833
Deferred income taxes......................................         1,141               1,176
Other noncurrent liabilities...............................           879                 744
Contingencies (Note 11)....................................
Stockholder's equity:
  Common stock (100 shares authorized, issued and
    outstanding, par value $2.50 per share)................
  Paid-in capital..........................................         4,242               4,141
  Retained earnings........................................           209                 127
  Accumulated other comprehensive loss.....................          (329)               (293)
                                                                  -------             -------
      TOTAL STOCKHOLDER'S EQUITY...........................         4,122               3,975
                                                                  -------             -------
                                                                  $11,601             $11,707
                                                                  =======             =======

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                 NABISCO, INC.

                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                             (DOLLARS IN MILLIONS)

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
NET SALES...................................................   $8,888     $8,268     $8,400
                                                               ------     ------     ------
Costs and expenses:
  Cost of products sold.....................................    4,857      4,502      4,683
  Selling, advertising, administrative and general
    expenses................................................    2,906      2,747      2,672
  Amortization of trademarks and goodwill...................      219        213        221
  Restructuring (credits) charges...........................      (27)       (67)       530
  Other operating expenses..................................      214
                                                               ------     ------     ------
      OPERATING INCOME......................................      719        873        294
Interest and debt expense...................................     (280)      (260)      (296)
Other income (expense), net.................................       (9)       (31)       (29)
                                                               ------     ------     ------
      Income (loss) before income taxes.....................      430        582        (31)
Provision for income taxes..................................      199        222         40
                                                               ------     ------     ------
      INCOME (LOSS) BEFORE EXTRAORDINARY ITEM...............      231        360        (71)
Extraordinary item - loss on early extinguishment of debt,
  net of income taxes.......................................                  (3)
                                                               ------     ------     ------
      NET INCOME (LOSS).....................................   $  231     $  357     $  (71)
                                                               ======     ======     ======

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                 NABISCO, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN MILLIONS)

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
  Net income (loss).........................................  $   231    $   357    $   (71)
  Adjustments to reconcile net income (loss) to cash flows
    from operating activities:
      Extraordinary loss....................................                   3
      Loss (gain) on divestitures, net......................      181                   (14)
      Depreciation of property, plant and equipment.........      266        265        273
      Amortization of trademarks and goodwill...............      219        213        221
      Deferred income tax provision (benefit)...............        4         48       (188)
      Restructuring (credits) charges, net of cash
        payments............................................      (79)      (157)       491
      Accounts receivable...................................     (235)      (139)
      Inventories...........................................      (83)      (102)        44
      Prepaid expenses and other current assets.............        6          3        (10)
      Accounts payable......................................     (200)       174        (49)
      Accrued liabilities...................................      (49)        73        (45)
      Income taxes..........................................      141        (15)        (3)
      Other.................................................      (21)        (1)       (12)
                                                              -------    -------    -------
    Net cash flows from operating activities................      381        722        637
                                                              -------    -------    -------
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
  Capital expenditures......................................     (251)      (241)      (340)
  Acquisition of businesses.................................     (151)      (578)        (9)
  Proceeds from sales of businesses.........................      147                   550
  Other.....................................................       31         36         13
                                                              -------    -------    -------
    Net cash flows (used in) from investing activities......     (224)      (783)       214
                                                              -------    -------    -------
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
  Net proceeds from the issuance of long-term debt..........                 777      1,279
  Repayments of long-term debt..............................   (1,165)      (491)    (1,893)
  Increase (decrease) in notes payable......................      158        (23)      (103)
  Advances from affiliates..................................    1,023
  Dividends paid on common stock............................     (198)      (195)      (185)
  Capital contribution......................................       16
  Proceeds from the sale of call options on long-term
    debt....................................................                             41
                                                              -------    -------    -------
    Net cash flows (used in) from financing activities......     (166)        68       (861)
                                                              -------    -------    -------
Effect of exchange rate changes on cash and cash
  equivalents...............................................       (6)        (8)        (6)
                                                              -------    -------    -------
    Net change in cash and cash equivalents.................      (15)        (1)       (16)
Cash and cash equivalents at beginning of period............      110        111        127
                                                              -------    -------    -------
Cash and cash equivalents at end of period..................  $    95    $   110    $   111
                                                              =======    =======    =======
Income taxes paid, net of refunds...........................  $    62    $   190    $   231
Interest paid...............................................  $   280    $   261    $   276

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                 NABISCO, INC.

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                             (DOLLARS IN MILLIONS)

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
NET INCOME (LOSS)...........................................   $  231     $  357     $  (71)
                                                               ------     ------     ------

Other comprehensive income (loss):

  Cumulative translation adjustment, net of reclassification
    of $50 million related to businesses sold in 2000.......       (6)      (111)       (57)

  Minimum pension liability adjustment......................      (46)         3          3
                                                               ------     ------     ------

Other comprehensive loss before income taxes................      (52)      (108)       (54)

  Provision (benefit) for income taxes......................      (16)         1          1
                                                               ------     ------     ------

OTHER COMPREHENSIVE LOSS, NET OF INCOME TAX.................      (36)      (109)       (55)
                                                               ------     ------     ------

COMPREHENSIVE INCOME (LOSS).................................   $  195     $  248     $ (126)
                                                               ======     ======     ======

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                 NABISCO, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                             (DOLLARS IN MILLIONS)

                                                                                    ACCUMULATED
                                                                                       OTHER
                                                             PAID-IN    RETAINED   COMPREHENSIVE
                                                             CAPITAL    EARNINGS   INCOME (LOSS)    TOTAL
                                                             --------   --------   -------------   --------
BALANCE AT JANUARY 1, 1998.................................   $4,151     $ 225         $(130)       $4,246
Net loss...................................................                (71)                        (71)
Cumulative translation adjustment..........................                              (57)          (57)
Minimum pension liability, net of tax expense of $1........                                2             2
Dividends declared.........................................               (185)                       (185)
Other......................................................      (10)                                  (10)
                                                              ------     -----         -----        ------
BALANCE AT DECEMBER 31, 1998...............................    4,141       (31)         (185)        3,925
Net income.................................................                357                         357
Cumulative translation adjustment..........................                             (111)         (111)
Minimum pension liability, net of tax expense of $1........                                2             2
Dividends declared.........................................               (198)                       (198)
Other......................................................                 (1)            1
                                                              ------     -----         -----        ------
BALANCE AT DECEMBER 31, 1999...............................    4,141       127          (293)        3,975
Net income.................................................                231                         231
Cumulative translation adjustment..........................                               (6)           (6)
Minimum pension liability, net of tax benefit of $16.......                              (30)          (30)
Dividends declared.........................................               (149)                       (149)
Income tax benefits related to compensation payments.......       85                                    85
Capital contribution.......................................       16                                    16
                                                              ------     -----         -----        ------
BALANCE AT DECEMBER 31, 2000...............................   $4,242     $ 209         $(329)       $4,122
                                                              ======     =====         =====        ======

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                 NABISCO, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The summary of significant accounting policies below and the other notes to the consolidated financial statements on the following pages are integral parts of the accompanying consolidated financial statements of Nabisco, Inc. ("Nabisco" or the "Company"), a direct wholly-owned subsidiary of Nabisco Holdings Corp. ("Nabisco Holdings"). On December 11, 2000, Nabisco Holdings became an indirect wholly-owned subsidiary of Philip Morris Companies Inc. ("Philip Morris").

BASIS OF PRESENTATION

    The consolidated financial statements include the accounts of Nabisco and its subsidiaries. As permitted by Securities and Exchange Commission ("SEC") regulations, the consolidated financial statements are presented based on the carrying amounts that existed prior to Nabisco becoming an indirect subsidiary of Philip Morris. Therefore, the consolidated financial statements do not include any adjustments arising from the acquisition by Philip Morris.

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet date and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

    Certain prior year amounts have been reclassified to conform to the 2000 presentation.

CASH AND CASH EQUIVALENTS

    Cash equivalents include all short-term, highly liquid investments that are readily convertible to known amounts of cash and that have original maturities of three months or less at the time of the initial investment.

INVENTORIES

    Inventories are stated at the lower of cost or market. Cost is determined principally under the first-in, first-out method.

COMMODITY CONTRACTS

    Due to wide fluctuations in the market prices for various agricultural commodities, Nabisco enters into futures contracts to hedge the price risk associated with anticipated purchases. Nabisco recognizes changes in the market value of futures contracts that qualify as hedges as an addition to, or reduction from, the raw material inventory cost. Realized gains and losses are recorded in cost of products sold when the related finished products are sold. The amount of hedging gains deferred as of December 31, 2000 was $1 million. The amount of hedging losses deferred as of December 31, 1999 was $7 million. Any futures contracts that do not qualify for hedge accounting treatment are marked-to-market each reporting period with the resulting market change reflected in cost of products sold in the current period.

                                 NABISCO, INC.

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
DEPRECIATION

    For financial reporting purposes, depreciation expense is recorded on a straight-line basis, using estimated useful lives of up to 20 years for land improvements, 20 to 40 years for buildings and leasehold improvements and 3 to 30 years for machinery and equipment.

TRADEMARKS AND GOODWILL

    Values assigned to trademarks and goodwill are amortized on a straight-line basis principally over a 40-year period.

LONG-LIVED ASSETS

    Long-lived assets are comprised of intangible assets and property, plant and equipment. Long-lived assets, including certain identifiable intangibles and goodwill related to those assets to be held and used, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An estimate of undiscounted future cash flows produced by the asset, or the appropriate grouping of assets, is compared to the carrying value to determine whether an impairment exists. If an asset is determined to be impaired, the loss is measured based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including a discounted value of estimated future cash flows and fundamental analysis. Assets to be disposed of are reported at the lower of their carrying value or estimated net realizable value.

REVENUE RECOGNITION

    Revenue is recognized when title and risk of loss passes to the customer. Revenue is recognized as the net amount to be received after deducting estimated amounts for discounts and product returns. The adoption of the SEC Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," did not have an impact on Nabisco's net sales or net income (loss) for any of the years presented.

OTHER INCOME (EXPENSE), NET

    Other income (expense), net, includes interest income, certain foreign currency gains and losses, expenses related to the sales of accounts receivable, and fees related to banking and borrowing programs.

ADVERTISING

    Advertising costs are generally expensed as incurred. Advertising expense was $295 million, $250 million and $226 million for the years ended December 31, 2000, 1999 and 1998, respectively.

RESEARCH AND DEVELOPMENT

    Research and development expenses, which are expensed as incurred, were $94 million, $96 million and $100 million for the years ended December 31, 2000, 1999 and 1998, respectively.

                                 NABISCO, INC.

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
INTEREST RATE FINANCIAL INSTRUMENTS

    Interest rate swaps and caps are used to effectively hedge certain interest rate exposures. In both types of hedges, the differential to be paid or received is accrued and recognized in interest expense and may change as market interest rates change. Any premium paid or received is amortized over the duration of the hedged instrument. If an arrangement is terminated or effectively terminated prior to maturity, then the realized or unrealized gain or loss is recognized over the remaining original life of the agreement if the hedged item remains outstanding, or immediately, if the underlying hedged instrument does not remain outstanding. If the arrangement is not terminated or effectively terminated prior to maturity, but the underlying hedged instrument is no longer outstanding, then the unrealized gain or loss on the related interest rate swap or cap is recognized in income immediately.

FOREIGN CURRENCY FINANCIAL INSTRUMENTS

    The forward foreign exchange contracts and other hedging arrangements entered into by Nabisco generally mature at the time the hedged foreign currency transactions are settled. Gains or losses on forward foreign currency transactions are determined by changes in market rates and are generally included at settlement in the basis of the underlying hedged transaction. To the extent that the foreign currency transaction does not occur, gains and losses are recognized immediately. Transaction gains and losses for all periods presented are not significant.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    During 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which had an initial adoption date of January 1, 2000. During 1999, the FASB postponed the adoption date of SFAS No. 133 until January 1, 2001. In addition, during 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" which amends the requirements of SFAS No. 133. These standards require that all derivative financial instruments be recorded on consolidated balance sheets at fair value as either assets or liabilities. Changes in the fair value of derivatives will be recorded each period in income or other comprehensive income, depending on whether a derivative is designated and effective as part of a hedge transaction and, if it is, the type of hedge transaction. Gains and losses on derivative instruments reported in other comprehensive income will be reclassified as income in the periods in which income is affected by the hedged item. Initial adoption of these new standards will have an insignificant impact on Nabisco's consolidated financial position and results of operations. Since the impact of SFAS No. 133 after adoption is dependent on future market rates and outstanding derivative positions after January 1, 2001, Nabisco cannot determine the impact that application subsequent to January 1, 2001 will have on its consolidated financial position or results of operations.

    During 2000, the Emerging Issues Task Force ("EITF") issued EITF Issue
No. 00-14, "Accounting for Certain Sales Incentives." This issue addresses the recognition, measurement and statement of income classification for certain sales incentives and will be effective in the second quarter of 2001. As a result, certain items previously included in selling, advertising, administrative and general expenses will be recorded as reductions of net sales. Due to anticipated additional consideration of EITF No. 00-14 by the EITF, the Company is currently unable to quantify the impact of adoption. The Company presently expects that adoption or subsequent application of EITF No. 00-14 will not have a

                                 NABISCO, INC.

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) material effect on its financial position or results of operations. Upon adoption, prior period amounts will be reclassified to conform to the new requirements. In addition, the EITF issued EITF Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs." This issue addresses the statement of income classification of shipping and handling costs billed to customers and was effective for the fourth quarter of 2000. This issue did not have an impact on Nabisco's consolidated financial statements for any of the years presented.

INCOME TAXES

    During the second quarter of 1999, the former direct and indirect parents of Nabisco Holdings, RJR Nabisco, Inc., which has been renamed R.J. Reynolds Tobacco Holdings, Inc. ("RJR") and RJR Nabisco Holdings Corp., which has been renamed Nabisco Group Holdings Corp. ("NGH"), completed a series of reorganization transactions as described in Note 2 to the Consolidated Financial Statements. As part of those transactions, NGH, Nabisco Holdings and RJR entered into a tax sharing agreement that sets forth, among other things, each company's rights and obligations, including those of the Company, relating to tax payments and refunds for periods before and after those transactions, certain tax indemnification arrangements and other tax matters such as the filing of tax returns and the handling of audits and other tax proceedings.

    The Company calculated its income taxes on a separate basis from NGH; however, the following modifications were made to the Company's income taxes because federal income taxes were calculated and paid on a consolidated basis by NGH. To the extent foreign tax credits of the Company cannot be used currently on a consolidated basis, no current credit was given to the Company under the tax sharing agreement with NGH, and other credits, losses or benefits of the Company not used separately were recognized by the Company if they could be used in filing a consolidated tax return. Deferred federal income taxes were recorded on the Company's books, and current federal income taxes payable were remitted to NGH. Generally, any adjustments to federal and state income tax liabilities for periods from January 1, 1990 through December 11, 2000 will be paid by NGH and charged or credited to the Company, as applicable. Any adjustments to federal and state income tax liabilities for 1989 or earlier are the obligation of RJR. NGH will generally pay to the Company any tax refund received by NGH and attributable to the Company for years after 1989. Foreign income taxes generally are computed on a separate company basis.

    Effective after the December 11, 2000 acquisition of Nabisco by Philip Morris, the Company became part of Philip Morris' consolidated federal income tax filings.

NOTE 2--CHANGE OF CONTROL AND REORGANIZATION OF NABISCO'S PARENTS

2000 CHANGE OF CONTROL

    On June 25, 2000, the board of directors of NGH approved two major transactions: (1) the sale of NGH's 80.5% interest in Nabisco Holdings to Philip Morris pursuant to a merger in which Philip Morris acquired all of the outstanding common stock of Nabisco Holdings for $55 per share (the "Nabisco Holdings merger"), and (2) the subsequent acquisition of NGH by RJR pursuant to a merger in which RJR acquired all of the outstanding NGH common stock for $30 per share (the "NGH merger"). On October 27, 2000, the stockholders of NGH approved the acquisition of Nabisco

                                 NABISCO, INC.

NOTE 2--CHANGE OF CONTROL AND REORGANIZATION OF NABISCO'S PARENTS (CONTINUED) Holdings by Philip Morris and the subsequent acquisition of NGH by RJR. These transactions closed on December 11, 2000 (see Note 1).

    Other operating expenses represent expenses and losses related to the Nabisco Holdings merger. These items are principally comprised of the loss of $139 million on the sale of businesses sold in order to address concerns raised by the United States trade regulation authorities (see Note 3), cash payout of stock options exercised prior to the change of control of $46 million discussed below and employee severance and related benefits of $21 million.

    Upon depletion of its existing treasury stock inventory, Nabisco Holdings paid cash to satisfy the excess of the market price of Nabisco Holdings stock at the time of exercise, over the exercise price of Nabisco Holdings stock options. As a result, Nabisco recognized compensation expense.

    As part of the Nabisco Holdings merger, Philip Morris paid cash for certain change-in-control compensation benefits. A portion of the cash paid by Philip Morris ($16 million) was related to compensation benefits which had been accrued by Nabisco prior to the merger. This amount is reflected as a capital contribution in the accompanying financial statements. Additionally, Nabisco will realize tax benefits of $85 million as a result of the compensation benefits funded by Philip Morris as part of the merger. These tax benefits are reflected as an increase to paid-in-capital.

1999 REORGANIZATION

    During the second quarter of 1999, a series of reorganization transactions were completed, as a result of which Nabisco Holdings, Nabisco and their subsidiaries were no longer affiliated with RJR and its subsidiaries. The principal transactions in this reorganization that affected Nabisco Holdings and Nabisco are the following:

    - On May 18, 1999, RJR transferred all of the outstanding Class B common stock of Nabisco Holdings to NGH through a merger transaction.

    - On June 14, 1999, NGH distributed all of the outstanding shares of RJR common stock to NGH common stockholders of record as of May 27, 1999.

    NGH owned 100% of the outstanding Class B common stock of Nabisco Holdings, which represented approximately 80.6% of the economic interest and 97.6% of the combined voting power of all of the outstanding common stock after completion of the reorganization transactions.

NOTE 3--ACQUISITIONS, DIVESTITURES AND RESTRUCTURING CHARGES

ACQUISITIONS

    In recent years, subsidiaries of Nabisco have completed a number of acquisitions to expand the domestic and international food businesses, all of which have been accounted for using the purchase method of accounting for business combinations.

    In July 2000, Nabisco acquired the operations of United Biscuits (Holdings) plc ("UB") in China, Hong Kong and Taiwan for approximately $99 million which resulted in goodwill of $93 million. In 1999, these operations had annual net sales of approximately $66 million.

    In September 1999, a subsidiary of Nabisco acquired Canale S.A., a biscuit company for approximately $134 million resulting in goodwill of $45 million. In November 1999, Nabisco acquired

                                 NABISCO, INC.

NOTE 3--ACQUISITIONS, DIVESTITURES AND RESTRUCTURING CHARGES (CONTINUED) certain assets and liabilities of Favorite Brands International, Inc., a non-chocolate candy company in the United States for approximately
$480 million. As of December 31, 1999, a preliminary purchase price allocation was completed, resulting in goodwill of approximately $68 million. In November 2000, the purchase price allocation was completed and resulted in total goodwill of $86 million, an increase of $18 million from December 31, 1999. The after tax net increase in goodwill consisted of:

IN MILLIONS
-----------
Fair value adjustments to:
  Certain working capital items.............................    $12
  Property, plant and equipment.............................      6
Severance accruals..........................................     (4)
Contract exit cost accruals.................................      4
                                                                ---
                                                                $18
                                                                ===

    In 1998, a subsidiary of Nabisco acquired the assets of the Jamaican biscuit and snacking company, Butterkist, Ltd. for $9 million. The fair value of the assets acquired approximated the purchase price.

    The consolidated statements of income and comprehensive income do not include any revenues or expenses related to the acquisitions described above prior to their respective closing dates. The acquisitions were financed through commercial paper borrowings. The following are Nabisco's unaudited pro forma results of operations for 1999 and 1998, assuming that the 1999 acquisition of certain assets and liabilities of Favorite Brands International, Inc. had occurred on January 1, 1998.

                                                                  YEARS ENDED
                                                                 DECEMBER 31,
                                                              -------------------
IN MILLIONS                                                     1999       1998
-----------                                                   --------   --------
                                                                  (UNAUDITED)
Net sales...................................................   $8,890     $9,146
Income (loss) before extraordinary item.....................      317       (110)

    These pro forma results of operations have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred on the date indicated, or which may result in the future.

DIVESTITURES

    In order to address concerns raised by United States trade regulation authorities, Nabisco sold its domestic dry packaged dessert and baking powder businesses, as well as its intense mints and gum businesses, in December 2000, which resulted in a pre-tax loss of $139 million ($96 million after tax). The proceeds from these sales amounted to $147 million. In 1999, these businesses had net sales and operating income of approximately $315 million and $110 million, respectively.

    In April 2000, Nabisco joined Finalrealm Limited ("Finalrealm"), a consortium of investors, which acquired the equity of UB, a United Kingdom company. At that time, Nabisco invested approximately $45 million in cash in DeluxeStar Limited ("DeluxeStar"), an affiliate of Finalrealm. In July 2000, Nabisco contributed its operations in Spain, Portugal and the Middle East to DeluxeStar and paid an additional $35 million in cash to Finalrealm in September 2000. In exchange for the total cash consideration and

                                 NABISCO, INC.

NOTE 3--ACQUISITIONS, DIVESTITURES AND RESTRUCTURING CHARGES (CONTINUED) businesses contributed, Nabisco received mandatorily redeemable discounted preferred stock from DeluxeStar and warrants from United Biscuits Group (Investments) Limited (formerly Bladeland Limited) ("UBG"), the indirect parent company of Finalrealm and DeluxeStar. The discounted preferred stock and warrants were fair valued at approximately $277 million based on a valuation opinion received from an independent investment banker. This transaction was accounted for as a sale.

    The discounted preferred stock accretes non-cash dividend income at an annual rate of 11.72% and is mandatorily redeemable in 2049. The discounted preferred stock converts into 26.51% of the common equity of UBG upon the future exercise of the warrants. The warrants are exercisable at maturity, which is in 25 years, upon an initial public offering by UBG, or upon a change of control in UBG, in which the ownership of the equity investors becomes less than 50%.

    The sale of operations resulted in the recognition of a pre and after-tax loss of approximately $42 million that was recorded in selling, advertising, administrative and general expenses in 2000. In 1999, the operations sold had annual net sales and operating income of approximately $288 million and $21 million, respectively.

    The 1998 cost of products sold includes a $35 million net gain ($19 million after tax) related to businesses sold and a $21 million charge ($17 million after tax) to exit non-strategic businesses. The net proceeds resulting from the sale of these businesses was approximately $550 million. Net sales for 1998 from 1998 divestitures were $298 million and operating income was $33 million.

1998 RESTRUCTURING CHARGES

    In the second and fourth quarters of 1998, Nabisco recorded restructuring charges of $406 million ($268 million after tax) and $124 million ($94 million after tax), respectively. These restructuring programs were undertaken to streamline operations and improve profitability and resulted in a workforce reduction of approximately 6,900 employees.

    The June 1998 program was completed in 1999 and the December 1998 program was completed as of June 30, 2000. The restructuring programs required net cash expenditures of approximately $110 million. In addition, the programs required restructuring-related expenses of $132 million ($79 million after tax), of which $76 million ($46 million after tax) was incurred in 1999 and $56 million
($33 million after tax) was incurred in 1998. These additional expenses were principally for implementation and integration of the programs and included costs for relocation of employees and equipment and training.

    In 1999, Nabisco recorded a net restructuring credit of $67 million
($48 million after tax), related to the Nabisco Biscuit Company, Nabisco Foods Company and International Food Group of $30 million, $18 million and
$19 million, respectively. The credit primarily reflects higher than anticipated proceeds from the sale of facilities closed as part of the 1998 restructuring programs, lower costs and cash outlays than originally estimated for certain of these programs and minor project cancellations offset to a minor extent by increased costs in certain programs.

    The major components of the credit were lower severance and benefit costs for: the sales force reorganization of $21 million; staff reduction at headquarters and operating units of $24 million; and distribution reorganizations of $5 million. The reduced costs reflected unanticipated staff reductions through voluntary separations rather than planned terminations and other net changes in cost

                                 NABISCO, INC.

NOTE 3--ACQUISITIONS, DIVESTITURES AND RESTRUCTURING CHARGES (CONTINUED) estimates. In addition, asset impairment costs were lower by $14 million reflecting higher proceeds and anticipated proceeds from the sales of facilities.

    In the second quarter of 2000, Nabisco recorded a net restructuring credit of $27 million ($19 million after tax), related to Nabisco Biscuit Company, Nabisco Foods Company and International Food Group of $21 million, $2 million and $4 million, respectively. The credit primarily reflects higher than anticipated proceeds from assets sold of $18 million and lower than anticipated spending of $9 million, primarily in severance programs.

    The key elements of the restructuring programs include:

                                            SEVERANCE       CONTRACT        ASSET      OTHER EXIT
IN MILLIONS                                AND BENEFITS   TERMINATIONS   IMPAIRMENTS     COSTS       TOTAL
-----------                                ------------   ------------   -----------   ----------   --------
Sales force reorganizations..............     $  37           $  3                                   $  40
Distribution reorganizations.............        16              8          $   9                       33
Staff reductions.........................        83                             3                       86
Manufacturing costs reduction
  initiatives............................        22                             8                       30
Plant closures...........................        46              3            217         $ 15         281
Product line rationalizations............         4              4             20           32          60
                                              -----           ----          -----         ----       -----
    Total 1998 restructuring balances....       208             18            257           47         530

1999 net restructuring credit............       (50)             1            (14)          (4)        (67)
2000 net restructuring credit............        (4)            (3)           (21)           1         (27)
                                              -----           ----          -----         ----       -----
                                                154             16            222           44         436
                                              -----           ----          -----         ----       -----
Charges and Payments:
Cumulative through December 31, 1999.....      (132)           (14)          (233)         (35)       (414)
Year ended December 31, 2000.............       (22)            (2)            11           (9)        (22)
                                              -----           ----          -----         ----       -----
      Total charges and payments, net of
      cash proceeds......................      (154)           (16)          (222)         (44)       (436)
                                              -----           ----          -----         ----       -----
Balances as of December 31, 2000.........     $  --           $ --          $  --         $ --       $  --
                                              =====           ====          =====         ====       =====

    - Sales force reorganizations consisted of $35 million for the Nabisco Biscuit Company to reorganize its direct store delivery sales force to improve its effectiveness and $5 million for the International Food Group, principally Latin America.

    - Distribution reorganizations consisted of exiting a number of domestic and international distribution and warehouse facilities, principally
      $19 million for the Nabisco Biscuit Company and $14 million for the International Food Group.

    - Staff reductions consisted of headquarters and operating unit realignments, functional consolidations and eliminations of positions throughout Nabisco. Amounts were: $37 million for the Nabisco Foods Company; $26 million for the International Food Group; $15 million for corporate headquarters; and $8 million for the Nabisco Biscuit Company.

    - Manufacturing cost reduction initiatives consisted of a number of domestic and international programs to increase productivity, principally
      $19 million for the Nabisco Biscuit Company and $7 million for Canada.

                                 NABISCO, INC.

NOTE 3--ACQUISITIONS, DIVESTITURES AND RESTRUCTURING CHARGES (CONTINUED)
    - Plant closures consisted of accruals for the closure and sale of 18 production facilities in order to improve manufacturing efficiencies and reduce costs. Amounts were: Nabisco Biscuit Company $217 million; Nabisco Foods Company $12 million; and International Food Group $52 million. Other exit costs consisted of carrying costs to be incurred prior to sale.

    - Product line rationalizations consisted of exit costs to discontinue a number of domestic and international product lines. Other exit costs were principally write-offs for disposals of various discontinued products. Amounts were: Nabisco Foods Company $34 million; Nabisco Biscuit Company $14 million; and International Food Group $12 million.

    The key elements of the restructuring programs, after the restructuring credits of $94 million include:

                                           SEVERANCE       CONTRACT        ASSET      OTHER EXIT
IN MILLIONS                               AND BENEFITS   TERMINATIONS   IMPAIRMENTS     COSTS       TOTAL
-----------                               ------------   ------------   -----------   ----------   --------
Sales force reorganizations.............     $  16           $  3                                   $  19
Distribution reorganizations............        10              4          $  (2)                      12
Staff reductions........................        56              1              3                       60
Manufacturing costs reduction
  initiatives...........................        19                             8                       27
Plant closures..........................        51              3            192         $ 15         261
Product line rationalizations...........         2              5             21           29          57
                                             -----           ----          -----         ----       -----
    Total restructuring charges.........     $ 154           $ 16          $ 222         $ 44       $ 436
                                             =====           ====          =====         ====       =====

    Total charges and payments include cash expenditures, non-cash charges primarily for asset impairments and committed severance and benefits to be paid. The total cumulative cash payments, net of cash proceeds applied against the restructuring reserves totaled $128 million, which is comprised of cumulative cash expenditures of $176 million and cumulative cash proceeds of $48 million. For the year ended December 31, 2000, cash payments, net of cash proceeds totaled $25 million, which is comprised of $52 million of cash expenditures and $27 million of cash proceeds which were applied against the restructuring reserves.

    Asset impairments in connection with the restructuring program were identified and measured in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." In instances where the held and used method was applied, which includes all plant closures, the fair value of impaired assets was determined using the discounted cash flows generated from assets while still in use and the estimated proceeds from their ultimate sale.

    As of December 31, 2000, production had ceased in 16 of the 18 facilities identified under the programs. Nabisco decided not to close the remaining two small facilities in the International Food Group due to volatile economic conditions and a highly inflationary economy which made the economic benefit unachievable.

NOTE 4--ACCOUNTS RECEIVABLE

    Nabisco previously maintained an arrangement to sell for cash substantially all of its eligible domestic trade accounts receivable to a financial institution pursuant to a purchase and sale agreement. This agreement was terminated on December 14, 2000. Eligible trade accounts receivable, which were

                                 NABISCO, INC.

NOTE 4--ACCOUNTS RECEIVABLE (CONTINUED)
sold without recourse, were accounts that were not in excess of certain agreed-upon concentration amounts, and excluded amounts that may have been delinquent, in default, or disputed. Eligible accounts were sold on a daily basis and were settled monthly. The maximum amount of eligible trade accounts receivable to be sold at any time was limited to $400 million. Nabisco provided ongoing credit and collection services on the sold accounts. The weighted-average discount rates were 6.7%, 5.6% and 5.8% for the three years ended December 31, 2000, 1999 and 1998, respectively. These rates were based upon the financial institution's commercial paper borrowing rate plus participation fees of approximately 0.3% which were adjusted annually.

    Similar arrangements also had been established for the sale of trade accounts receivable by certain foreign subsidiaries. Eligible trade accounts receivable balances sold were $260 million as of December 31, 1999 and no receivables were sold as of December 31, 2000.

    The aggregate expenses related to the sales of trade accounts receivable included in other income (expense), net, were $20 million in 2000, $17 million in 1999 and $19 million in 1998.

NOTE 5--INVENTORIES

    The major classes of inventory are shown in the table below:

                                             DECEMBER 31,   DECEMBER 31,
IN MILLIONS                                      2000           1999
-----------                                  ------------   ------------
Finished products..........................     $ 581          $ 551
Raw materials..............................       181            199
Other......................................       123            148
                                                -----          -----
    Total..................................     $ 885          $ 898
                                                =====          =====

NOTE 6--PROPERTY, PLANT AND EQUIPMENT

    Components of property, plant and equipment were as follows:

                                              DECEMBER 31,   DECEMBER 31,
IN MILLIONS                                       2000           1999
-----------                                   ------------   ------------
Land and land improvements..................     $   183        $   196
Buildings and leasehold improvements........         885            962
Machinery and equipment.....................       3,501          3,596
Construction-in-process.....................         274            299
                                                 -------        -------
                                                   4,843          5,053
Less accumulated depreciation...............      (1,962)        (1,966)
                                                 -------        -------
    Net property, plant and equipment.......     $ 2,881        $ 3,087
                                                 =======        =======

                                 NABISCO, INC.

NOTE 7--NOTES PAYABLE

    Notes payable consist of notes payable to banks by foreign subsidiaries and $4 million of other notes payable as of December 31, 2000 and $5 million of commercial paper borrowings by certain foreign subsidiaries as of December 31, 1999. The weighted average interest rate on all notes payable and commercial paper borrowings was 8.6% and 8.2% at December 31, 2000 and 1999, respectively.

NOTE 8--ACCRUED LIABILITIES

    Accrued liabilities consisted of the following:

                                              DECEMBER 31,   DECEMBER 31,
IN MILLIONS                                       2000           1999
-----------                                   ------------   ------------
Payroll and employee benefits...............      $329           $349
Marketing and advertising...................       310            272
Restructuring...............................                       35
Insurance...................................        53             53
Taxes, other than income taxes..............        41             53
Interest....................................        68             69
All other...................................       175            139
                                                  ----           ----
        Total...............................      $976           $970
                                                  ====           ====

NOTE 9--INCOME TAXES

    The provision (benefit) for income taxes before extraordinary item consisted of the following:

                                                                   YEARS ENDED
                                                                   DECEMBER 31,
                                                          ------------------------------
IN MILLIONS                                                 2000       1999       1998
-----------                                               --------   --------   --------
Current:
  Federal...............................................    $127       $109       $158
  Foreign and other.....................................      68         65         70
                                                            ----       ----       ----
                                                             195        174        228
                                                            ----       ----       ----

Deferred:
  Federal...............................................      (7)        39       (172)
  Foreign and other.....................................      11          9        (16)
                                                            ----       ----       ----
                                                               4         48       (188)
                                                            ----       ----       ----

Provision for income taxes..............................    $199       $222       $ 40
                                                            ====       ====       ====

                                 NABISCO, INC.

NOTE 9--INCOME TAXES (CONTINUED)
    The components of the deferred income tax (assets) and liabilities were as follows:

                                                                 DECEMBER 31,
IN MILLIONS                                                     2000       1999
-----------                                                   --------   --------
Current deferred income tax assets:
  Accrued liabilities and other.............................   $ (154)    $ (121)
  Valuation allowance.......................................       10          5
                                                               ------     ------
      Net current deferred income tax assets................   $ (144)    $ (116)
                                                               ======     ======

Non-current deferred income tax assets:
  Pension liabilities.......................................   $  (40)    $  (14)
  Other postretirement liabilities..........................     (122)      (149)
  Other non-current liabilities.............................      (39)       (82)
                                                               ------     ------
      Total non-current deferred income tax assets before
        valuation allowance.................................     (201)      (245)
  Valuation allowance, primarily foreign net operating
    losses..................................................       65         85
                                                               ------     ------
      Net non-current deferred income tax assets............     (136)      (160)
                                                               ------     ------
Non-current deferred income tax liabilities:
  Property, plant and equipment.............................      348        277
  Trademarks................................................      857      1,004
  Other.....................................................       72         55
                                                               ------     ------
      Total non-current deferred income tax liabilities.....    1,277      1,336
                                                               ------     ------
      Net non-current deferred income tax liabilities.......   $1,141     $1,176
                                                               ======     ======

    The valuation allowance amounts decreased $15 million to $75 million as of December 31, 2000 primarily due to foreign currency translation adjustments of $14 million and business disposals of $8 million, partially offset by increases of $7 million.

    Pre-tax income (loss) before extraordinary item for domestic and foreign operations were as follows:

                                                                   YEARS ENDED
                                                                   DECEMBER 31,
                                                          ------------------------------
IN MILLIONS                                                 2000       1999       1998
-----------                                               --------   --------   --------
Domestic (includes U.S. exports)........................    $287       $371       $(77)
Foreign.................................................     143        211         46
                                                            ----       ----       ----
Pre-tax income (loss)...................................    $430       $582       $(31)
                                                            ====       ====       ====

                                 NABISCO, INC.

NOTE 9--INCOME TAXES (CONTINUED)
    The differences between the provision for income taxes and income taxes computed at statutory U.S. federal income tax rates were as follows:

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
IN MILLIONS                                                     2000       1999       1998
-----------                                                   --------   --------   --------
Reconciliation from statutory rate to effective rate:
Income taxes computed at statutory U.S. federal income
  tax rates.................................................   $  150     $ 204     $   (11)
State taxes, net of federal benefit.........................       14        15          17
Goodwill amortization.......................................       30        30          30
Taxes on foreign operations at rates other than statutory
  U.S. federal rate.........................................      (18)      (24)         12
Sales of businesses.........................................       20                    (5)
Other items.................................................        3        (3)         (3)
                                                               ------     -----     -------
Provision for income taxes..................................   $  199     $ 222     $    40
                                                               ======     =====     =======
Effective tax rate..........................................     46.3%     38.1%     (129.0)%
                                                               ======     =====     =======

    At December 31, 2000, there was $913 million of accumulated and undistributed income of foreign subsidiaries. These earnings are intended by management to be reinvested abroad indefinitely. Accordingly, no applicable U.S. federal deferred income taxes have been provided nor is a determination of the amount of unrecognized U.S. federal deferred income taxes practicable.

NOTE 10--LONG-TERM DEBT

    Long-term debt consisted of the following:

                                                              DECEMBER 31,   DECEMBER 31,
IN MILLIONS                                                       2000           1999
-----------                                                   ------------   ------------
Commercial paper, average interest rate of 6.4%.............                    $  902
8.0% notes due January 15, 2000.............................                       148
6.8% notes due September 1, 2001............................     $   80             80
6.7% notes due June 15, 2002................................        400            400
6.85% notes due June 15, 2005...............................        400            400
7.05% notes due July 15, 2007...............................        400            400
6.0% notes due February 15, 2011............................        400            400
7.55% debentures due June 15, 2015..........................        399            399
6.13% notes due February 1, 2033............................        299            299
6.38% notes due February 1, 2035............................        299            299
Other long-term debt........................................        194            323
Less current maturities.....................................       (515)          (158)
                                                                 ------         ------
  Total.....................................................     $2,356         $3,892
                                                                 ======         ======

    Payments of long-term debt through December 31, 2005 are due as follows (in millions): 2001-$515; 2002-$423; 2003-$36; 2004-$81 and 2005-$401.

    Nabisco maintained a $1.5 billion revolving credit facility and a 364-day $1.1 billion credit facility primarily to support commercial paper issuances until December 22, 2000, at which time they were terminated. Borrowings under the revolving credit facility had interest rates which varied with the prime rate or LIBOR. Borrowings under the 364-day credit facility had interest rates which varied with LIBOR. Similar facilities were in place during 1999 and 1998.

                                 NABISCO, INC.

NOTE 10--LONG-TERM DEBT (CONTINUED)
    Commercial paper borrowings had been included under long-term debt for periods prior to December 22, 2000, based on Nabisco's intention, and ability under its credit facilities, to refinance these borrowings for more than one year.

    In August 1997, Nabisco issued $200 million of floating rate notes due August 2009. In 1999, Nabisco exercised a call option to redeem these notes and recognized an after tax extraordinary loss of approximately $3 million.

    In January 1998, Nabisco issued $400 million of 6% notes due February 15, 2011 which are putable and callable on February 15, 2001; $300 million of 6 1/8% notes due February 1, 2033 which are putable and callable on February 1, 2003; and $300 million of 6 3/8% notes due February 1, 2035 which are putable and callable on February 1, 2005. Unless the notes are put, the interest rates on the 6% notes, the 6 1/8% notes and the 6 3/8% notes are reset on the applicable put/call date at 5.75%, 6.07% and 6.07%, respectively, plus, in each case, Nabisco's future credit spread on treasury notes of comparable maturities. Nabisco no longer retains the right to call these notes as these options were sold at issuance for $41 million. The net proceeds from these notes and the sale of call options were used to repay commercial paper borrowings.

    In January 2001, Nabisco purchased the call on the $400 million of 6% notes due February 15, 2011. The call was not exercised, which resulted in these notes being put to Nabisco at 100% of the principal amount on February 15, 2001. These notes were classified as current maturities of long-term debt in the consolidated balance sheet at December 31, 2000. As a result of these transactions, Nabisco will recognize an after tax extraordinary loss of approximately $6 million in the first quarter of 2001.

    The estimated fair value of long-term debt, including current maturities, was approximately $3 billion and $4 billion at December 31, 2000 and 1999, respectively. Considerable judgment was required in interpreting market data to develop the estimates of fair value. In addition, the use of different market assumptions and/or estimation methodologies may have had a material effect on the estimated fair value amounts. Accordingly, the estimated fair value of long-term debt as of December 31, 2000 and 1999 is not necessarily indicative of the amounts that Nabisco could realize in a current market exchange.

NOTE 11--CONTINGENCIES

    Nabisco is a defendant in various lawsuits arising in the ordinary course of its business. In the opinion of management, the resolution of these matters is not expected to have a material adverse effect on the Company's financial condition, results of operations or cash flows.

    Nabisco or certain of its subsidiaries have been named "potentially responsible parties" with third parties under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, also known as Superfund. Superfund imposes joint and several liability on parties that arranged for the disposal of hazardous substances, and on current and previous owners and operators of a facility for the clean-up of hazardous substances released from the facility into the environment. Nabisco is involved in approximately 15 Superfund and other clean-up actions in the United States relating to its current operations and certain former or divested operations for which it retains environmental liability.

    Nabisco is potentially liable for certain environmental matters arising from the operations of Nabisco's former wholly-owned subsidiary, Rowe Industries. Rowe operated a small engine manufacturing facility in Sag Harbor, New York in the 1950s, 1960s and early 1970s that used various solvents. About 20 homes downgradient from the site were connected to public drinking water in the mid-1980s after solvents were detected in their individual wells. Since 1996, three toxic tort cases have

                                 NABISCO, INC.

NOTE 11--CONTINGENCIES (CONTINUED)
been brought against Nabisco in New York state court, collectively by or on behalf of approximately 80 individuals, including 17 minors. The first case, filed on March 6, 1996 in Supreme Court of the State of New York, was dismissed by the trial judge as barred by the statute of limitations and is presently on appeal. The other two cases, which were both filed on January 3, 2000 in Supreme Court of the State of New York, are at an early stage in the trial court. Each complaint states that the relief sought by the plaintiffs is $10 million in compensatory and $100 million in punitive damages. The primary claims are based on alleged personal injury, diminution of property value and fear or risk of cancer.

    Nabisco is also potentially liable for certain environmental matters arising from Nabisco's or a former affiliate's connection with Del Monte Corporation in the 1970s and 1980s. Del Monte Corporation operated a plantation on Oahu, Hawaii, which used various pesticides for crop application over an extended time period. A pesticide spill at the site led to the closure of nearby drinking water wells and an investigation, under the oversight of the United States Environmental Protection Agency ("EPA"), of soil and groundwater contamination associated with the site. Upon completion of this investigation, the EPA will be selecting a plan to remedy the contamination.

    In addition, two lawsuits were filed in 1999 against Del Monte Corporation and approximately six other Oahu growers and pesticide manufacturers seeking unspecified compensatory and punitive damages for alleged pesticide contamination of drinking water supplies. The Board of Water Supply of the City and County of Honolulu filed the first lawsuit on September 27, 1999 in the Circuit Court of the First Circuit of the State of Hawaii. The second lawsuit, which was filed on October 7, 1999 in the Circuit Court of the First Circuit of the State of Hawaii, was brought by numerous area residents alleging bodily injury, emotional distress and wrongful death. Both cases are in the early stages of discovery and, to our knowledge, Del Monte Corporation has not received a settlement demand in either case.

    Nabisco believes a third party has indemnification obligations for these potential Del Monte Corporation environmental liabilities, and Nabisco is vigorously seeking enforcement of these indemnification rights.

NOTE 12--RELATED PARTY TRANSACTIONS

    Payables to affiliates at December 31, 2000 consisted of advances of $1,020 million received from Kraft Foods, Inc., a wholly-owned subsidiary of Philip Morris, subsequent to Nabisco becoming an indirect wholly-owned subsidiary of Philip Morris on December 11, 2000. The advances were used primarily to repay commercial paper borrowings and terminate the sale of domestic trade accounts receivable. In addition, intercompany activity with Nabisco Holdings resulted in a receivable of $40 million at December 31, 2000. At December 31, 2000, $147 million was included in current liabilities and $833 million was classified as a long-term liability in the consolidated balance sheet.

    Prior to the Nabisco Holdings merger, NGH, RJR and R.J. Reynolds Tobacco Company entered into several agreements governing the relationships among the parties after the 1999 distribution of RJR's shares to NGH stockholders, including the provision of intercompany services by Nabisco to NGH, certain tax matters, indemnification rights and obligations and other matters among the parties. These agreements replaced a predecessor intercompany services agreement, a predecessor tax sharing agreement and a predecessor corporate agreement that had previously been in place between Nabisco Holdings and RJR. Nabisco's entry into these 1999 agreements did not have a material effect on its financial condition or results of operations.

                                 NABISCO, INC.

NOTE 13--COMMITMENTS

    At December 31, 2000, other commitments totaled $164 million related to operating lease commitments. The operating lease amounts for each of the five succeeding years are: 2001--$30 million; 2002--$28 million; 2003--$24 million; 2004--$23 million; 2005--$18 million; and in 2006 and thereafter--$41 million. Rent expense, including operating leases was $108 million, $102 million and $89 million for the three years ended December 31, 2000, 1999 and 1998, respectively.

NOTE 14--FINANCIAL INSTRUMENTS

INTEREST RATE

    Prior to the Nabisco Holdings merger, Nabisco managed its debt structure and interest rate risk through the use of fixed and floating rate debt, and through the use of derivatives. Nabisco used interest rate swaps and caps to hedge its exposure to interest rate changes, and also to lower its financing costs.

    At December 31, 1999, outstanding interest rate caps had an aggregate notional principal amount of $700 million and expired in June 2000. There were no outstanding interest rate caps as of December 31, 2000.

    At December 31, 2000 and 1999, outstanding fixed to floating interest rate swaps for $102 million notional principal amount had estimated fair values which approximated carrying amounts at December 31, 2000 and were unfavorable by approximately $4 million at December 31, 1999. These swaps expire as follows:
$29 million in 2003; and $73 million in 2004.

    Estimated fair values for all interest rate financial instruments were based on calculations by independent third parties.

FOREIGN CURRENCY

    At December 31, 1999, Nabisco had outstanding forward foreign exchange contracts with banks to purchase and sell an aggregate amount of $5 million. Such contracts were primarily entered into to hedge certain international subsidiary debt. The purpose of Nabisco's foreign currency hedging activities is to protect Nabisco from risk that the eventual U.S. dollar cash flows resulting from transactions with international parties will be adversely affected by changes in exchange rates. Based on calculations from independent third parties, the estimated fair value of these financial instruments as of December 31, 1999 approximated carrying amounts.

MARKET AND CREDIT RISK

    The outstanding interest rate and foreign currency financial instruments involve, to varying degrees, elements of market risk as a result of potential changes in interest and foreign currency exchange rates. To the extent that the financial instruments entered into remain outstanding as effective hedges of existing interest rate and foreign currency exposure, the impact of such potential changes in interest rates and foreign currency exchange rates on the financial instruments entered into would offset the related impact on the items being hedged. Also, Nabisco may be exposed to credit losses in the event of non-performance by the counterparties to these financial instruments. However, management continually monitors its positions and the credit rating of its counterparties and therefore, does not anticipate any non-performance.

    There are no significant concentrations of credit risk with any individual counterparties or groups of counterparties as a result of any financial instruments entered into including those financial instruments discussed above.

                                 NABISCO, INC.

NOTE 15--RETIREMENT BENEFITS

    Nabisco and its subsidiaries sponsor a number of non-contributory and contributory defined benefit pension plans covering most U.S. and certain foreign employees and former employees of Nabisco and Nabisco Holdings. Additionally, Nabisco and its subsidiaries participate in several
(i) multi-employer plans, which provide benefits to certain union employees, and
(ii) defined contribution plans, which provide benefits to certain employees in foreign countries. Nabisco also provides certain other postretirement health and life insurance benefits for retired employees of Nabisco and Nabisco Holdings and their dependents.

    In connection with the 2000 change of control transactions described in Note 2 to the consolidated financial statements, all benefit plan assets and liabilities applicable to former employees of NGH were assumed by RJR. As a result, these amounts are excluded from the following disclosures and prior year amounts have been revised accordingly.

    In connection with the 1999 reorganization transactions described in Note 2 to the consolidated financial statements, the assets and liabilities of the Retirement Plan for Employees of RJR Nabisco, Inc. (the "old plan") were split into two plans. One plan covers employees and former employees of Nabisco and Nabisco Holdings (the "Nabisco Plan") and the other plan covers employees and former employees of RJR and will also cover the former employees of NGH.

    The split of assets and liabilities of the old plan was in accordance with a May 1999 agreement between the Pension Benefit Guaranty Corporation ("PBGC") and RJR Nabisco Holdings Corp. Based on this agreement and as required by
Section 414(l) of the Internal Revenue Code, the assets of the old plan were allocated in proportion to the benefit obligations of each of the respective plans. The use of this methodology resulted in a lower actual net transfer of assets to the Nabisco Plan of $102 million than the allocated amounts used in the December 31, 1998 consolidated financial statements. This amount has been reflected as transfer to other member of controlled group in the following disclosures. The PBGC agreement did not require Nabisco to make additional contributions to the Nabisco Plan.

                                 NABISCO, INC.

NOTE 15--RETIREMENT BENEFITS (CONTINUED)

                                                                                      POSTRETIREMENT
                                                               PENSION BENEFITS          BENEFITS
                                                              -------------------   -------------------
                                                                 DECEMBER 31,          DECEMBER 31,
                                                              -------------------   -------------------
IN MILLIONS                                                     2000       1999       2000       1999
-----------                                                   --------   --------   --------   --------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at January 1.............................   $1,517     $1,693     $  425     $  460
Service cost................................................       46         50          4          6
Interest cost...............................................      121        110         39         31
Actuarial loss (gain).......................................      164       (206)       127        (30)
Foreign currency translation................................      (14)        15         (2)         2
Benefits paid...............................................     (136)      (145)       (47)       (44)
Settlements and curtailments................................      (12)                   (3)
                                                               ------     ------     ------     ------
Obligations at December 31..................................    1,686      1,517        543        425
                                                               ------     ------     ------     ------
CHANGE IN PLAN ASSETS
Fair value of plan assets at January 1......................    1,615      1,576
Actual return on plan assets................................        6        244
Employer contributions......................................       16         24         47         44
Plan participants' contributions............................        1          1
Foreign currency translation................................      (16)        17
Benefits paid...............................................     (136)      (145)       (47)       (44)
Transfer to other member of controlled group................                (102)
Settlements.................................................       (8)
                                                               ------     ------     ------     ------
Fair value of plan assets at December 31....................    1,478      1,615         --         --
                                                               ------     ------     ------     ------
FUNDED STATUS
Funded status at December 31................................     (208)        98       (543)      (425)
Unrecognized transition asset...............................                  (1)                   (1)
Unrecognized prior service cost.............................        2          4
Unrecognized loss (gain)....................................      117       (185)       132          8
                                                               ------     ------     ------     ------
Net amount recognized.......................................   $  (89)    $  (84)    $ (411)    $ (418)
                                                               ======     ======     ======     ======
AMOUNTS RECOGNIZED IN THE CONSOLIDATED BALANCE SHEETS
Prepaid benefit cost........................................   $   24     $   20
Accrued benefit liability...................................     (177)      (115)    $ (411)    $ (418)
Intangible asset............................................        9          2
Accumulated other comprehensive income......................       55          9
                                                               ------     ------     ------     ------
Net amount recognized.......................................   $  (89)    $  (84)    $ (411)    $ (418)
                                                               ======     ======     ======     ======

                                 NABISCO, INC.

NOTE 15--RETIREMENT BENEFITS (CONTINUED)
    Plan assets consist primarily of a diversified portfolio of fixed-income investments, debt and equity securities and cash equivalents. The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were as follows:

                                                                 DECEMBER 31,
                                                              -------------------
IN MILLIONS                                                     2000       1999
-----------                                                   --------   --------
Projected benefit obligation................................   $1,124      $47
Accumulated benefit obligation..............................    1,007       47
Fair value of plan assets...................................      866        3

    The components of net periodic benefit cost are as follows:

                                                         PENSION BENEFITS                        POSTRETIREMENT BENEFITS
                                               ------------------------------------       --------------------------------------
                                                     YEARS ENDED DECEMBER 31,                    YEARS ENDED DECEMBER 31,
                                               ------------------------------------       --------------------------------------
IN MILLIONS                                      2000          1999          1998           2000           1999           1998
-----------                                    --------      --------      --------       --------       --------       --------
Service cost.................................   $  46         $  50         $  46           $ 4            $ 6            $ 6
Employee contributions.......................      (1)           (1)
Interest cost................................     121           110           114            39             31             33
Expected return on plan assets...............    (140)         (132)         (135)
Other........................................                     3             2            (1)            (1)            (2)
                                                -----         -----         -----           ---            ---            ---
Net periodic benefit cost....................      26            30            27           $42            $36            $37
                                                                                            ===            ===            ===
Multi-employer and defined contribution
  plans......................................      31            32            32
                                                -----         -----         -----
Total pension benefit cost...................   $  57         $  62         $  59
                                                =====         =====         =====

    The principal plans used the following weighted average actuarial assumptions for accounting purposes:

                                                                                        POSTRETIREMENT
                                                              PENSION BENEFITS             BENEFITS
                                                             -------------------      -------------------
                                                                DECEMBER 31,             DECEMBER 31,
                                                             -------------------      -------------------
                                                               2000       1999          2000       1999
                                                             --------   --------      --------   --------
Discount rate..............................................    7.68%      7.90%         7.74%      7.89%
Expected return on plan assets.............................    9.24       9.26
Rate of compensation increase..............................    4.98       4.56

    The assumed health care cost trend rate was 10% in 2000 and 9% in 2001 decreasing 1% annually to 5% in 2005 and remaining at that level thereafter. After a review of recent medical cost experience, Nabisco increased the health care cost trend rate for measuring postretirement benefits at December 31, 2000. This change was the principal reason for the increase in the postretirement obligation. Assumed health care cost trend rates have a significant effect on the amounts reported for

                                 NABISCO, INC.

NOTE 15--RETIREMENT BENEFITS (CONTINUED) the health care plan. A one-percentage-point change in the assumed health care cost trend rates would have had the following impact on 2000 amounts:

                                                              ONE-PERCENTAGE-   ONE-PERCENTAGE-
                                                                   POINT             POINT
IN MILLIONS                                                      INCREASE          DECREASE
-----------                                                   ---------------   ---------------
Increase (decrease) in postretirement benefit cost..........        $ 3              $ (3)
Increase (decrease) in postretirement benefit obligation....         61               (55)

NOTE 16--SEGMENT INFORMATION

OPERATING SEGMENT DATA

    Nabisco and its subsidiaries are engaged in the manufacture, distribution and sale of cookies, crackers, and other food products. Nabisco is organized and reports its results of operations in three business segments: Nabisco Biscuit Company, Nabisco Foods Company and the International Food Group.

    The Company evaluates performance and allocates resources based on ongoing operating company contribution ("OCC"). Ongoing OCC for each reportable segment is operating income before amortization of intangibles and exclusive of restructuring charges and credits, restructuring-related expenses, gains and losses on divested businesses and other operating expenses resulting from the acquisition by Philip Morris. The accounting policies of the segments are the same as those described in Note 1.

    Nabisco Biscuit Company manufactures and markets cookies and crackers in the United States. Its products are sold to major grocery and other large retail chains through its own direct store delivery system. The Nabisco Foods Company represents other food operations in the United States and manufactures and markets sauces and condiments, pet snacks, hot cereals, non-chocolate candy, nuts and salty snacks. It sells to major grocery chains, national drug and mass merchandisers, convenience channels and warehouse clubs through a direct sales force. It also sells to small retail grocery chains and regional mass merchandisers through independent brokers. The International Food Group conducts Nabisco's international operations, outside the United States, primarily in markets in Latin America, Canada, Asia and South Africa. The International Food Group primarily produces and markets biscuits, powdered dessert and dry mixes, baking powder, pasta, juices, milk products and other grocery items.

    One of Nabisco's customers accounted for approximately 12% and 11% of consolidated net sales in 2000 and 1999, respectively, and no customer accounted for 10% or more of consolidated net sales in 1998. Sales to this customer are included in the net sales amount for each of our business segments.

                                 NABISCO, INC.

NOTE 16--SEGMENT INFORMATION (CONTINUED)

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
IN MILLIONS                                                     2000       1999       1998
-----------                                                   --------   --------   --------
Net sales from external customers:
  Nabisco Biscuit Company...................................  $ 3,695    $ 3,640    $ 3,542
  Nabisco Foods Company.....................................    2,604      1,931      1,722
  International Food Group..................................    2,166      2,094      2,213
                                                              -------    -------    -------
    Total ongoing...........................................    8,465      7,665      7,477
                                                              -------    -------    -------
  Nabisco Foods Company.....................................      298        315        612
  International Food Group..................................      125        288        311
                                                              -------    -------    -------
    Total divested..........................................      423        603        923
                                                              -------    -------    -------
      Total.................................................  $ 8,888    $ 8,268    $ 8,400
                                                              =======    =======    =======
Segment operating company contribution:
  Nabisco Biscuit Company...................................  $   612    $   557    $   542
  Nabisco Foods Company.....................................      293        222        193
  International Food Group..................................      161        164        174
                                                              -------    -------    -------
    Total ongoing...........................................    1,066        943        909
                                                              -------    -------    -------
  Nabisco Foods Company.....................................      103        116        146
  International Food Group..................................       (2)        36         32
                                                              -------    -------    -------
    Total divested..........................................      101        152        178
                                                              -------    -------    -------
Total segment operating company contribution................    1,167      1,095      1,087
Net (loss) gain on divested businesses......................      (42)                   14
Restructuring-related expenses..............................                 (76)       (56)
Amortization of trademarks and goodwill.....................     (219)      (213)      (221)
Restructuring credits (charges).............................       27         67       (530)
Other operating expenses....................................     (214)
                                                              -------    -------    -------
Consolidated operating income...............................      719        873        294
Interest and debt expense...................................     (280)      (260)      (296)
Other expense, net..........................................       (9)       (31)       (29)
                                                              -------    -------    -------
Income (loss) before income taxes...........................  $   430    $   582    $   (31)
                                                              =======    =======    =======

                                 NABISCO, INC.

NOTE 16--SEGMENT INFORMATION (CONTINUED)

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
IN MILLIONS                                                     2000       1999       1998
-----------                                                   --------   --------   --------
Depreciation:
  Nabisco Biscuit Company...................................  $   131    $   146    $   146
  Nabisco Food Company......................................       60         42         46
  International Food Group..................................       75         77         81
                                                              -------    -------    -------
  Total.....................................................  $   266    $   265    $   273
                                                              =======    =======    =======

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
IN MILLIONS                                                     2000       1999       1998
-----------                                                   --------   --------   --------
Capital expenditures:
  Nabisco Biscuit Company...................................  $   132    $   128     $  188
  Nabisco Food Company......................................       47         42         49
  International Food Group..................................       72         71        103
                                                              -------    -------     ------
  Total.....................................................  $   251    $   241     $  340
                                                              =======    =======     ======

                                                                 DECEMBER 31,
                                                              -------------------
IN MILLIONS                                                     2000       1999
-----------                                                   --------   --------
Segment assets:
  Nabisco Biscuit Company...................................  $ 2,316    $ 2,170
  Nabisco Foods Company.....................................    1,548      1,506
  International Food Group..................................    2,689      2,644
                                                              -------    -------
  Total segment assets......................................    6,553      6,320
  Unallocated intangibles, net (1)..........................    5,048      5,387
                                                              -------    -------
  Consolidated assets.......................................  $11,601    $11,707
                                                              =======    =======

GEOGRAPHIC SEGMENT INFORMATION

                                                                                          NET PROPERTY,
                                                                                            PLANT AND
                                                                NET SALES                   EQUIPMENT
                                                         YEARS ENDED DECEMBER 31,         DECEMBER 31,
                                                      ------------------------------   -------------------
IN MILLIONS                                             2000       1999       1998       2000       1999
-----------                                           --------   --------   --------   --------   --------
United States.......................................   $6,598     $5,886     $5,876     $2,091     $2,188
Latin America.......................................    1,252      1,249      1,428        476        499
Other...............................................    1,038      1,133      1,096        314        400
                                                       ------     ------     ------     ------     ------
                                                       $8,888     $8,268     $8,400     $2,881     $3,087
                                                       ======     ======     ======     ======     ======

------------------------

(1) Represents unallocated goodwill, trademarks and tradename resulting from the 1989 acquisition of Nabisco Holdings' parent company.

                                 NABISCO, INC.

NOTE 17--QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

    The following is a summary of 2000 and 1999 quarterly results of operations for Nabisco:

IN MILLIONS                                                   FIRST     SECOND     THIRD      FOURTH
-----------                                                   ------   --------   --------   --------
2000(1)
  Net sales.................................................  $2,069    $2,258     $ 2,253    $ 2,308
  Gross profit..............................................     923     1,041       1,022      1,045
  Operating income..........................................     175       245         219         80
  Net income (loss).........................................      60        98          93        (20)

                                                              FIRST     SECOND     THIRD      FOURTH
                                                              ------   --------   --------   --------
1999(2)
  Net sales.................................................  $1,855    $2,023     $ 2,057    $ 2,333
  Gross profit..............................................     828       934         924      1,080
  Operating income..........................................     134       177         252        310
  Income before extraordinary item..........................      36        65         117        142
  Net income................................................      36        65         114        142

------------------------

(1) The second quarter of 2000 includes a pre and after tax loss of $18 million on the sale of operations to UB and a net restructuring credit of $27 million ($19 million after tax) applicable to the June and December 1998 restructuring programs.

    The third quarter of 2000 includes other operating expenses (see
    Note 2) of $28 million ($18 million after tax).

    The fourth quarter of 2000 includes other operating expenses (see
    Note 2) of $186 million ($133 million after tax) and a pre and after tax loss of $24 million on the sale of operations to UB.

(2) The first quarter of 1999 includes $15 million ($9 million after tax) of restructuring related expenses.

    The second quarter of 1999 includes $19 million ($11 million after tax) of restructuring related expenses.

    The third quarter of 1999 includes $12 million ($8 million after tax) of restructuring related expenses and a credit of $59 million ($44 million after tax) applicable to the June and December 1998 restructuring programs.

    The fourth quarter of 1999 includes $30 million ($18 million after tax) of restructuring related expenses and a credit of $8 million
    ($4 million after tax) applicable to the June and December 1998 restructuring programs.

                                                                     SCHEDULE II

                                 NABISCO, INC.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                             (DOLLARS IN MILLIONS)

COLUMN A                                    COLUMN B           COLUMN C            COLUMN D     COLUMN E
--------                                   ----------   -----------------------   ----------   ----------
                                                               ADDITIONS
                                                        -----------------------
                                           BALANCE AT   CHARGED TO   CHARGED TO                BALANCE AT
                                           BEGINNING    COSTS AND      OTHER                     END OF
DESCRIPTION                                OF PERIOD     EXPENSES     ACCOUNTS    DEDUCTIONS     PERIOD
-----------                                ----------   ----------   ----------   ----------   ----------
                                                                        (A)          (B)
2000:
Allowances deducted from related
  balance sheet accounts:
  Accounts receivable....................     $ 52          $ 7                       $11         $ 48
  Inventory..............................       26           17          $ 6           19           30
  Property, plant and equipment..........       26            9                        14           21
  Current deferred income taxes..........        5            5                                     10
  Non-current deferred income taxes......       85            2                        22           65
                                              ----          ---          ---          ---         ----
                                              $194          $40          $ 6          $66         $174
                                              ====          ===          ===          ===         ====
1999:
Allowances deducted from related
  balance sheet accounts:
  Accounts receivable....................     $ 29          $34                       $11         $ 52
  Inventory..............................       19           18                        11           26
  Property, plant and equipment..........       29           14                        17           26
  Current deferred income taxes..........        5                                                   5
  Non-current deferred income taxes......       83           13                        11           85
                                              ----          ---          ---          ---         ----
                                              $165          $79          $ -          $50         $194
                                              ====          ===          ===          ===         ====
1998:
Allowances deducted from related
  balance sheet accounts:
  Accounts receivable....................     $ 26          $17                       $14         $ 29
  Inventory..............................       23           18                        22           19
  Property, plant and equipment..........       40           20                        31           29
  Current deferred income taxes..........        6                                      1            5
  Non-current deferred income taxes......       77            6                                     83
                                              ----          ---          ---          ---         ----
                                              $172          $61          $ -          $68         $165
                                              ====          ===          ===          ===         ====

------------------------

Notes:

2000, 1999 and 1998 amounts exclude activity related to the 1998 restructuring programs disclosed in Note 3 to the Consolidated Financial Statements.

(A) Business acquisition.

(B) Represents charges for which allowances were created.

                                 EXHIBIT INDEX

       EXHIBIT
         NO.                                    DESCRIPTION
---------------------                           -----------
        2.1             Agreement and Plan of Merger, dated as of June 25, 2000,
                        among Nabisco Holdings Corp., Philip Morris Companies Inc.
                        and Strike Acquisition Corp. (incorporated by reference to
                        Exhibit 2.1 to Form 8-K of Nabisco, Inc., filed on
                        December 11, 2000).

        2.2             Voting and Indemnity Agreement, dated as of June 25, 2000, among Nabisco Group Holdings Corp., Philip Morris Companies
                        Inc. and Nabisco Holdings Corp. (incorporated by reference to Exhibit 2.2 to Form 8-K of Nabisco, Inc., filed on
                        December 11, 2000).

        3.1             Restated Certificate of Incorporation of Nabisco, Inc.
                        (incorporated by reference to Exhibit 3.1 to Amendment No.
                        1, filed on March 29, 1995, to the Registration Statement on
                        Form S-4 of Nabisco, Inc., Registration No. 33-90224, filed on March 10, 1995 (the "Form S-4, Registration
                        No. 33-90224")).

        3.2             Amended Bylaws of Nabisco, Inc., as amended (incorporated by reference to Exhibit 3.2 to Form S-4, Registration
                        No. 33-90224).

        4.1             Indenture, dated as of June 5, 1995, between Nabisco, Inc.
                        and Citibank, N.A. (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-3 of Nabisco, Inc.,
                        Registration No. 33-93214, filed June 7, 1995).

        4.2             The Registrant agrees to furnish copies of any instrument
                        defining the rights of holders of long-term debt of the
                        Registrant and its consolidated subsidiaries that does not exceed 10 percent of the total assets of the Registrant and its consolidated subsidiaries to the Commission upon
                        request.

       10.1 Intercompany Services Agreement dated as of June 14, 1999 among RJR Nabisco Holdings Corp. and R.J. Reynolds Tobacco
                        Holdings, Inc. (incorporated by reference to Exhibit 10.3 to Form 8-K of Nabisco Holdings Corp. and Nabisco, Inc.
                        filed on June 16, 1999).

       10.2             Corporate Agreement dated as of June 14, 1999 among RJR
                        Nabisco Holdings Corp., Nabisco Holdings Corp. and R.J.
                        Reynolds Tobacco Holdings, Inc. (incorporated by reference to Exhibit 10.2 to Form 8-K of Nabisco Holdings Corp. and
                        Nabisco, Inc. filed on June 16, 1999).

       10.3             Tax Sharing Agreement dated as of June 14, 1999 among RJR
                        Nabisco Holdings Corp., R.J. Reynolds Tobacco Holdings,
                        Inc., R.J. Reynolds Tobacco Company and Nabisco Holdings
                        Corp. (incorporated by reference to Exhibit 10.1 to Form 8-K of Nabisco Holdings Corp. and Nabisco, Inc. filed on June 16, 1999).

       10.4             Amendment to Tax Sharing Agreement dated as of June 25, 2000 among Nabisco Group Holdings Corp., R.J. Reynolds Tobacco
                        Holdings, Inc., Nabisco Holdings Corp., and R.J. Reynolds
                        Tobacco Company (incorporated by reference to Exhibit 10.3 to the Form 10-Q of Nabisco Holdings Corp. and Nabisco,
                        Inc., filed on August 14, 2000).

       10.5             Exchange and Indemnification Agreement among Nabisco, Inc.,
                        Nabisco Holdings Corp. and RJR Nabisco, Inc. dated as of
                        April 28, 1995 (incorporated by reference to Exhibit 10.1 to
                        Quarterly Report on Form 10-Q of Nabisco Holdings Corp. and
                        Nabisco, Inc. for the fiscal quarter ended September 30,
                        1995, filed November 1, 1995 (the "September 1995 Nabisco
                        Form 10-Q")).

       10.6             Letter Agreement by and among Nabisco Holdings Corp.,
                        Nabisco, Inc., RJR Nabisco Holdings Corp, RJR Nabisco, Inc.
                        and H. John Greeniaus, dated as of January 21, 1998
                        (incorporated by reference to Exhibit 10.6 to the March 1998
                        Nabisco Form 10-Q).

       10.7             Nabisco, Inc. Deferred Compensation Plan, as amended and
                        restated effective as of September 13, 2000 (incorporated by reference to Exhibit 10.2 to Form 10-Q of Nabisco Holdings
                        Corp. and Nabisco, Inc., filed on November 14, 2000).

       EXHIBIT
         NO.                                    DESCRIPTION
---------------------                           -----------
       10.8             Nabisco Holdings Corp. 1994 Long Term Incentive Plan
                        (effective April 17, 1997 as amended and restated through
                        March 17, 2000) (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q of Nabisco Holdings Corp.
                        and Nabisco, Inc. for the fiscal quarter ended March 31,
                        2000, filed May 12, 2000 (the "March 2000 Nabisco
                        Form 10-Q")).

       10.9             Form of Restricted Stock Units Agreement between Nabisco
                        Holdings Corp. and the grantee named therein (incorporated by reference to Exhibit 10.2 to the March 2000 Nabisco
                        Form 10-Q).

       10.10            Form of Non-Qualified Stock Option Agreement between Nabisco
                        Holdings Corp. and optionee named therein (2000 grant)
                        (incorporated by reference to Exhibit 10.3 to the March 2000
                        Nabisco Form 10-Q).

       10.11            Amended and Restated Employment Agreement by and among
                        Nabisco Holdings Corp., Nabisco, Inc., Nabisco Group
                        Holdings Corp. and James M. Kilts (effective April 1, 2000)
                        (incorporated by reference to Exhibit 10.4 to the March 2000
                        Nabisco Form 10-Q).

       10.12            Employment Agreement (dated October 1, 1997) by and among
                        Nabisco, Inc., Nabisco Holdings Corp., Nabisco Group
                        Holdings Corp. and James E. Healey (as amended and restated
                        effective March 17, 2000) (incorporated by reference to
                        Exhibit 10.5 to the March 2000 Nabisco Form 10-Q).

       10.13            Employment Agreement (dated October 12, 1988) by and among
                        Nabisco, Inc., Nabisco Holdings Corp., Nabisco Group
                        Holdings Corp. and C. Michael Sayeau (as amended and restated effective March 17, 2000) (incorporated by reference to Exhibit 10.6 to the March 2000 Nabisco
                        Form 10-Q).

       10.14            Employment Agreement (dated February 9, 1998) by and among
                        Nabisco, Inc., Nabisco Holdings Corp., Nabisco Group
                        Holdings Corp. and Richard H. Lenny (as amended and restated
                        effective March 17, 2000) (incorporated by reference to
                        Exhibit 10.7 to the March 2000 Nabisco Form 10-Q).

       10.15            Employment Agreement (dated September 1, 1995) by and among
                        Nabisco, Inc., Nabisco Holdings Corp., Nabisco Group
                        Holdings Corp. and Douglas R. Conant (as amended and
                        restated effective March 17, 2000) (incorporated by
                        reference to Exhibit 10.8 to the March 2000 Nabisco
                        Form 10-Q).

       10.16            Nabisco Holdings Corp. Annual Incentive Award Plan
                        (effective January 1, 1995 as amended and restated as of March 17, 2000) (incorporated by reference to Exhibit 10.9 to the March 2000 Nabisco Form 10-Q).

       10.17            Nabisco Holdings Corp. 1999 Retention Plan Guidelines
                        (effective July 1, 1999) (incorporated by reference to
                        Exhibit 10.10 to the March 2000 Nabisco Form 10-Q).

       10.18            Nabisco Salary and Benefit Continuation Program (as amended and restated effective January 1, 1997) (incorporated by
                        reference to Exhibit 10.11 to the March 2000 Nabisco
                        Form 10-Q).

       10.19            Nabisco Flexible Perquisite Guidelines (as updated
                        January 1, 2000) (incorporated by reference to
                        Exhibit 10.12 to the March 2000 Nabisco Form 10-Q).

       12               Nabisco, Inc. Computation of Ratio of Earnings to Fixed
                        Charges for the year ended December 31, 2000.

       16               Letter from Deloitte & Touche LLP.

       23.1             Consent of PricewaterhouseCoopers LLP, Independent
                        Accountants, dated March 16, 2001.

       23.2 Consent of Deloitte & Touche LLP, Independent Auditors, dated March 16, 2001.