Form 10-Q
period 2001-03-31
NABISCO INC
filed 2001-05-14
CIK 69526

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              -------------------
                                   FORM 10-Q
              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

    INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE: APRIL 30, 2001:

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

                                     INDEX

                                                                           PAGE
                                                                           ----
PART I--FINANCIAL INFORMATION

  Item 1.  Financial Statements (Unaudited)

           Consolidated Condensed Balance Sheets--March 31, 2001 and
             December 31, 2000.........................................      1

           Consolidated Condensed Statements of Income--Three Months
             Ended March 31, 2001 and 2000.............................      2

           Consolidated Condensed Statements of Cash Flows--Three
             Months Ended March 31, 2001 and 2000......................      3

           Consolidated Condensed Statements of Comprehensive
             Income--Three Months Ended March 31, 2001 and 2000........      4

           Notes to Consolidated Condensed Financial Statements........      5

  Item 2.  Management's Narrative Analysis of Results of Operations....      9

PART II--OTHER INFORMATION

  Item 1.  Legal Proceedings...........................................     11

  Item 6.  Exhibits and Reports on Form 8-K............................     11

  Signatures...........................................................     12

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                                   NABISCO, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                             (DOLLARS IN MILLIONS)
                                  (UNAUDITED)

                                                              MARCH 31, 2001    DECEMBER 31, 2000
                                                              ---------------   ------------------
ASSETS
Current assets:
  Cash and cash equivalents.................................      $    78            $    95
  Accounts receivable, net of allowance for doubtful
    accounts of $47 and $48, respectively...................          755                826
  Deferred income taxes.....................................          157                144
  Inventories...............................................          922                885
  Prepaid expenses and other current assets.................           60                 57
                                                                  -------            -------
      TOTAL CURRENT ASSETS..................................        1,972              2,007
                                                                  -------            -------
Property, plant and equipment--at cost......................        4,857              4,843
Less accumulated depreciation...............................       (2,023)            (1,962)
                                                                  -------            -------
  Net property, plant and equipment.........................        2,834              2,881
                                                                  -------            -------
Trademarks, net of accumulated amortization of $1,268 and
  $1,241, respectively......................................        3,125              3,146
Goodwill, net of accumulated amortization of $1,128 and
  $1,102, respectively......................................        3,003              3,037
Other assets................................................          520                530
                                                                  -------            -------
                                                                  $11,454            $11,601
                                                                  =======            =======
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Notes payable.............................................      $    96            $   104
  Accounts payable..........................................          293                367
  Accrued liabilities.......................................          996                976
  Payables to affiliates....................................          490                147
  Current maturities of long-term debt......................          102                515
  Income taxes..............................................          174                161
                                                                  -------            -------
      TOTAL CURRENT LIABILITIES.............................        2,151              2,270
                                                                  -------            -------
Long-term debt (less current maturities)....................        2,362              2,356
Payables to affiliates......................................          833                833
Deferred income taxes.......................................        1,134              1,141
Other noncurrent liabilities................................          852                879
Contingencies (Note 4)......................................
Stockholder's equity:
  Common stock (100 shares authorized, issued and
    outstanding,
    par value $2.50 per share)..............................
  Paid-in capital...........................................        4,242              4,242
  Retained earnings.........................................          231                209
  Accumulated other comprehensive loss......................         (351)              (329)
                                                                  -------            -------
      TOTAL STOCKHOLDER'S EQUITY............................        4,122              4,122
                                                                  -------            -------
                                                                  $11,454            $11,601
                                                                  =======            =======

           SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                                 NABISCO, INC.

                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                             (DOLLARS IN MILLIONS)
                                  (UNAUDITED)

                                                                 THREE MONTHS
                                                                     ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
NET SALES...................................................   $2,011     $2,069
                                                               ------     ------
Costs and expenses:
  Cost of products sold.....................................    1,102      1,146
  Selling, advertising, administrative and general
    expenses................................................      697        693
  Amortization of trademarks and goodwill...................       53         55
  Other operating expenses..................................       48
                                                               ------     ------
      OPERATING INCOME......................................      111        175
Interest and debt expense...................................      (68)       (70)
Other income (expense), net.................................        2         (6)
                                                               ------     ------
      INCOME BEFORE INCOME TAXES............................       45         99
Provision for income taxes..................................       19         39
                                                               ------     ------
      INCOME BEFORE EXTRAORDINARY ITEM......................       26         60
Extraordinary items--net loss on early extinguishments of
  debt, net of income taxes.................................       (4)
                                                               ------     ------
      NET INCOME............................................   $   22     $   60
                                                               ======     ======

           SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                                 NABISCO, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN MILLIONS)
                                  (UNAUDITED)

                                                                 THREE MONTHS
                                                                     ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                               2001       2000
                                                               -----      -----
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
  Net income................................................   $  22      $  60
  Adjustments to reconcile net income to net cash flows
    from (used in) operating activities:
      Extraordinary loss....................................       4
      Depreciation of property, plant and equipment.........      63         66
      Amortization of trademarks and goodwill...............      53         55
      Deferred income tax provision.........................      (5)        21
      Restructuring payments 1998 programs..................                (21)
      Accounts receivable...................................      67        130
      Inventories...........................................     (39)       (74)
      Prepaid expenses and other current assets.............      (4)        (3)
      Accounts payable......................................    (106)      (248)
      Accrued liabilities...................................      44        (13)
      Income taxes..........................................      11         10
      Other.................................................     (18)        (2)
                                                               -----      -----
    Net cash flows from (used in) operating activities......      92        (19)
                                                               -----      -----
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
  Capital expenditures......................................     (28)       (39)
  Proceeds from sale of assets..............................       1          2
                                                               -----      -----
    Net cash flows (used in) investing activities...........     (27)       (37)
                                                               -----      -----
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
  Net proceeds from the issuance of long-term debt..........       1        210
  Repayments of long-term debt..............................    (408)      (153)
  (Decrease) increase in notes payable......................      (3)        33
  Advances from affiliates..................................     347
  Reacquisition of call option on debt......................     (18)
  Dividends paid on common stock............................                (50)
                                                               -----      -----
    Net cash flows (used in) from financing activities......     (81)        40
                                                               -----      -----
Effect of exchange rate changes on cash and cash
  equivalents...............................................      (1)        --
                                                               -----      -----
    Net change in cash and cash equivalents.................     (17)       (16)
Cash and cash equivalents at beginning of period............      95        110
                                                               -----      -----
Cash and cash equivalents at end of period..................   $  78      $  94
                                                               =====      =====
Income taxes paid, net of refunds...........................   $  14      $   8
Interest paid...............................................   $  54      $  77

           SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                                 NABISCO, INC.

           CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
                             (DOLLARS IN MILLIONS)
                                  (UNAUDITED)

                                                                 THREE MONTHS
                                                                     ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
NET INCOME..................................................    $ 22       $ 60
                                                                ----       ----
Other comprehensive (loss) income:
  Cumulative translation adjustment.........................     (22)         3
                                                                ----       ----
OTHER COMPREHENSIVE (LOSS) INCOME, NET OF INCOME TAX........     (22)         3
                                                                ----       ----
Comprehensive income........................................    $ --       $ 63
                                                                ====       ====

           SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                                 NABISCO, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1--INTERIM REPORTING AND RESULTS OF OPERATIONS

GENERAL

    In management's opinion, the accompanying unaudited consolidated condensed financial statements (the "Consolidated Condensed Financial Statements") of Nabisco, Inc. ("Nabisco" or the "Company") contain all adjustments, consisting only of normal recurring adjustments (excluding integration expenses recorded in the first quarter of 2001), necessary for a fair statement of the results for the interim periods presented. The Consolidated Condensed Financial Statements should be read in conjunction with the consolidated financial statements and footnotes included in the Annual Report on Form 10-K of Nabisco for the year ended December 31, 2000. Nabisco is a direct wholly-owned subsidiary of Nabisco Holdings Corp. ("Nabisco Holdings"). On December 11, 2000, Nabisco Holdings became an indirect wholly-owned subsidiary of Philip Morris Companies Inc. ("Philip Morris").

    For interim reporting purposes, certain costs and expenses are charged to operations in proportion to the estimated total annual amount expected to be incurred. The results for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the year ended December 31, 2001.

    Certain prior period amounts have been reclassified to conform to the current period presentation.

ACCOUNTING CHANGE--DERIVATIVE FINANCIAL INSTRUMENTS

    Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," and its related amendment, Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" ("SFAS 133"). These standards require that all derivative financial instruments be recorded on the consolidated balance sheet at their fair value as either assets or liabilities. Changes in the fair value of derivatives will be recorded each period in income or accumulated other comprehensive loss, depending on whether a derivative is designated and effective as part of a hedge transaction and, if it is, the type of hedge transaction. Gains and losses on derivative instruments reported in accumulated other comprehensive loss will be included in income in the periods in which income is affected by the hedged item. The adoption of these new standards did not have a material effect on net income (less than $1 million) or accumulated other comprehensive loss (less than $1 million).

    The Company operates internationally, with manufacturing and sales facilities in various locations around the world and utilizes certain financial instruments to manage its commodity exposures, primarily related to forecasted transactions. For a derivative to qualify as a hedge at inception and throughout the hedged period, the Company formally documents the nature and relationships between the hedging instruments and hedged items, as well as its risk-management objectives, strategies for undertaking the various hedge transactions and method of assessing hedge effectiveness. Additionally, for hedges of forecasted transactions, the significant characteristics and expected terms of a forecasted transaction must be specifically identified, and it must be probable that each forecasted transaction will occur. If it were deemed probable that the forecasted transaction will not occur, the gain or loss would be recognized in income currently. Financial instruments qualifying for hedge accounting must maintain a specified level of effectiveness between the hedging instrument and the item being hedged, both at inception and throughout the hedged period. The Company does not engage in trading or other speculative use of financial instruments.

    The Company uses commodity forward contracts, as cash flow hedges, to procure raw materials, primarily wheat, sugar and soy oil. Commodity futures and options may also be used to hedge the price of these commodities. In general, commodity forward contracts qualify for the normal purchase exception under SFAS 133 and are, therefore, not subject to the provisions of the statement. When using a commodity option as a hedging instrument, the Company excludes the time value from the assessment of effectiveness. The change in a commodity option's time value is reported in cost of products sold in the Company's consolidated condensed statement of income. The effective portion of unrealized gains and losses on commodity futures contracts and options is deferred as a component of accumulated other comprehensive loss and is recognized as a component of cost of products sold in the Company's consolidated condensed statement of income when the related inventory is sold.

    During the quarter ended March 31, 2001, ineffectiveness related to cash flow hedges was not material (less than $1 million). The Company is hedging forecasted transactions for no more than the next twelve months and expects all amounts reported in accumulated other comprehensive loss to be reclassified to the consolidated condensed statement of income within that timeframe.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    The Emerging Issues Task Force ("EITF") issued EITF Issue No. 00-14, "Accounting for Certain Sales Incentives." This issue addresses the recognition, measurement and statement of income classification for certain sales incentives and will be effective in the first quarter of 2002. As a result, certain items previously included in selling, advertising, administrative and general expenses will be recorded as reductions of net sales. The Company presently expects that adoption or subsequent application of EITF No. 00-14 will not have a material effect on its financial position or results of operations. Upon adoption, prior period amounts will be reclassified to conform to the new requirements.

    In April 2001, the EITF reached a consensus on Issue No. 00-25, "Vendor Income Statement Characterization of Consideration to a Purchaser of the Vendor's Products or Services." EITF Issue No. 00-25 requires that certain expenses included in selling, advertising, administrative and general expenses be recorded as a reduction of net sales and will be effective in the first quarter of 2002. The Company is currently in the process of determining the impact of EITF Issue No. 00-25.

OTHER OPERATING EXPENSES

    In the first quarter of 2001, Nabisco recognized integration expenses of $48 million ($34 million after tax), related to costs associated with the integration of Nabisco's businesses into Kraft Foods Inc. ("Kraft"), a wholly-owned subsidiary of Philip Morris.

    These integration expenses consist of $46 million for severance and benefit costs and $2 million for contract exit costs. The severance and benefit costs cover 1,131 employees, including severance and benefit costs associated with the announcement to close one U.S. plant. Severance and benefit costs of $21 million were provided for 269 employees in the fourth quarter of 2000, subsequent to the acquisition of Nabisco Holdings by Philip Morris.

CHANGE IN INTEGRATION LIABILITIES

IN MILLIONS                                                    TOTAL
-----------                                                   --------
Balances as of December 31, 2000............................    $21
First quarter 2001 provision................................     48
Payments....................................................     (8)
                                                                ---
Balances as of March 31, 2001...............................    $61
                                                                ===

    The balances as of March 31, 2001 are included in accrued liabilities on the Consolidated Condensed Balance Sheet and will be paid over the next year.

RELATED PARTY TRANSACTIONS

    The net amount payable to Kraft affiliates bears interest at LIBOR plus 0.5%. Interest expense for the three months ended March 31, 2001 was $19 million.

    On April 1, 2001, Nabisco paid a non-cash dividend of approximately $19 million to Nabisco Holdings which consisted of the net book value of property and equipment of its shared service center.

EXTRAORDINARY LOSS

    In January 2001, Nabisco purchased a call option on the $400 million of 6% notes due February 15, 2011. The call option was not exercised, which resulted in these notes being put to Nabisco at 100% of the principal amount in February 2001. As a result of these transactions, Nabisco recognized an extraordinary loss of $9 million ($6 million after tax). In addition, an international subsidiary refinanced $4 million of long-term debt in February 2001 and recognized an extraordinary gain of $2 million ($2 million after tax).

NOTE 2--INVENTORIES

    The major classes of inventory are shown in the table below:

                                                              MARCH 31,   DECEMBER 31,
IN MILLIONS                                                     2001          2000
-----------                                                   ---------   ------------
Finished products...........................................    $563          $581
Raw materials...............................................     232           181
Work in process.............................................      30            29
Other.......................................................      97            94
                                                                ----          ----
    Total...................................................    $922          $885
                                                                ====          ====

NOTE 3--SEGMENT INFORMATION

    Nabisco and its subsidiaries are engaged in the manufacture, distribution and sale of cookies, crackers and other food products in the United States and in certain foreign countries. As a result of the ongoing integration of Nabisco's businesses into Kraft, Nabisco's interim results for 2001 and 2000 are reported as one segment.

NOTE 4--CONTINGENCIES

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

    Nabisco is potentially liable for certain environmental matters arising from the operations of Nabisco's former wholly-owned subsidiary, Rowe Industries ("Rowe"). Rowe operated a small engine manufacturing facility in Sag Harbor, New York in the 1950s, 1960s and early 1970s that used various solvents. About 20 homes downgradient from the site were connected to public drinking water in the mid-1980s after solvents were detected in their individual wells. Since 1996, three toxic tort cases have been brought against Nabisco in New York state court, collectively by or on behalf of approximately 80 individuals, including 17 minors. The first case, filed on March 6, 1996 in Supreme Court of the State of New York, was dismissed by the trial judge as barred by the statute of limitations. The plaintiffs appealed the judgment of the trial court and, on April 30, 2001, the Appellate Division of the Supreme Court of the State of New York affirmed the trial court's judgment dismissing the plaintiffs' complaint as time-barred. The other two cases, which were both filed on January 3, 2000 in Supreme Court of the State of New York, are at an early stage in the trial court. Each complaint states that the relief sought by the plaintiffs is $10 million in compensatory and $100 million in punitive damages. The primary claims are based on alleged personal injury, diminution of property value and fear or risk of cancer.

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

ITEM 2. MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

    The following is a narrative analysis of Nabisco's results of operations for the three months ended March 31, 2001. The narrative for sales, operating company contribution and operating income includes information as reported in the historical financial statements, followed by items that management believes impact the comparability of historical results, ongoing results and management's discussion of ongoing results. Ongoing results are presented on a comparable basis and exclude sales, operating company contribution and operating income from divested businesses, and other operating expenses resulting from the acquisition by Philip Morris, all of which management believes affect the comparability of the results of operations. The ongoing results of operations should not be viewed as a substitute for the historical results of operations but as a tool to better understand the underlying trends in the business.

RESULTS OF OPERATIONS

                                                                     THREE
                                                                 MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------      %
IN MILLIONS                                                     2001       2000      CHANGE
-----------                                                   --------   --------   --------
Reported net sales..........................................   $2,011     $2,069       (3)%
  Net sales from divested businesses........................                 127
                                                               ------     ------
Net sales from ongoing businesses...........................   $2,011     $1,942        4%
                                                               ======     ======
Reported operating company contribution(1)..................   $  212     $  230       (8)%
  Operating company contribution from divested businesses...                  30
                                                               ------     ------
Operating company contribution from ongoing businesses......   $  212     $  200        6%
                                                               ======     ======
Reported operating income...................................   $  111     $  175      (37)%

Operating income (expense) excluded from ongoing businesses:
  Results from divested businesses..........................                  26
  Other operating expenses..................................      (48)
                                                               ------     ------
    Total...................................................      (48)        26
                                                               ------     ------
Operating income from ongoing businesses....................   $  159     $  149        7%
                                                               ======     ======

------------------------

(1) Operating company contribution represents operating income before amortization of trademarks and goodwill and other operating expenses.

    The following narrative is based on results from ongoing businesses.

NET SALES

    Nabisco's net sales of $2.0 billion increased 4% compared to 2000 due primarily to new cookie and cracker product introductions and favorable product mix. Internationally, net sales were flat as increases in Asian markets and the impact of a July 2000 acquisition were offset by weakness in Canadian canned vegetable volumes.

OPERATING COMPANY CONTRIBUTION

    Nabisco's operating company contribution increased 6% due primarily to higher net sales and lower overhead cost attributable to the continued integration of the businesses obtained in the Favorite Brands acquisition. Partially offsetting these improvements were increased marketing investments.

OPERATING INCOME

    Nabisco's operating income was $159 million for 2001, an increase of 7% versus last year. The increase reflects higher operating company contribution discussed previously.

OTHER OPERATING EXPENSES

    In the first quarter of 2001, Nabisco recognized other operating expenses of $48 million for costs associated with the integration of Nabisco's businesses into Kraft, a wholly-owned subsidiary of Philip Morris.

    These integration expenses consist of $46 million for severance and benefit costs and $2 million for contract exit costs. The severance and benefit costs cover 1,131 employees, including severance and benefit costs associated with the announcement to close one U.S. plant. Severance and benefit costs of $21 million were provided for 269 employees in the fourth quarter of 2000, subsequent to the acquisition of Nabisco Holdings by Philip Morris. Through March 31, 2001, $8 million of payments had been made.

INTEREST AND DEBT EXPENSE

    Interest and debt expense of $68 million in 2001 decreased by $2 million or 3% from 2000 due to lower average debt levels and lower average interest rates.

OTHER INCOME (EXPENSE), NET

    Other income (expense), net amounted to $2 million of income in 2001 versus $6 million of expense in 2000. The $8 million change reflects the losses on sales of trade receivables in 2000 which were not incurred in 2001 since the programs were terminated during 2000.

PROVISION FOR INCOME TAXES

    The reported effective tax rate was 42.2% in 2001 versus 39.4% in 2000. The increase in the 2001 tax rate primarily resulted from lower foreign tax credits and a shift in international income before income taxes to countries with higher tax rates.

NET INCOME

    Nabisco's net income of $22 million for 2001 decreased $38 million from $60 million for 2000. The decrease primarily reflects the $48 million of other operating expenses in 2001 as discussed above, and an extraordinary net loss in 2001 (see Note 1 to the Consolidated Condensed Financial Statements) partially offset by higher other income, net, and lower interest and debt expense.

                                    PART II

ITEM 1. LEGAL PROCEEDINGS

    Nabisco is a defendant in various lawsuits arising in the ordinary course of its business. In the opinion of management, the resolution of these matters is not expected to have a material adverse effect on the Company's financial condition, results of operations or cash flows.

    Since the filing of its Form 10-K for the fiscal year ended December 31, 2000 (the "Form 10-K"), developments have occurred in the legal proceedings that were reported by Nabisco in its Form 10-K as follows:

    Nabisco is potentially liable for certain environmental matters arising from the operations of its former wholly-owned subsidiary, Rowe Industries ("Rowe"). Rowe operated a small engine manufacturing facility in Sag Harbor, New York in the 1950s, 1960s and early 1970s that used various solvents. About 20 homes downgradient from the site were connected to public drinking water in the mid-1980s after solvents were detected in their individual wells. Since 1996, three toxic tort cases have been brought against Nabisco in New York state court, collectively by or on behalf of approximately 80 individuals, including 17 minors. The first case, filed on March 6, 1996 in Supreme Court of the State of New York, was dismissed by the trial judge as barred by the statute of limitations. The plaintiffs appealed the judgment of the trial court and, on April 30, 2001, the Appellate Division of the Supreme Court of the State of New York affirmed the trial court's judgment dismissing the plaintiffs' complaint as time-barred. The other two cases, which were both filed on January 3, 2000 in Supreme Court of the State of New York, are at an early stage in the trial court.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

         12  Nabisco, Inc. Computation of Ratio of Earnings to Fixed
             Charges For the Three Months Ended March 31, 2001.

    (b) Reports on Form 8-K

           None

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              NABISCO, INC.
                                              (Registrant)

                                                                 /s/ DAVID J. WEST
                                              ......................................
                                                                  (David J. West)
                                                          SENIOR VICE PRESIDENT, FINANCE,
                                                             NABISCO BISCUIT AND SNACKS

Date: May 14, 2001                                              /s/ ROBERT L. HERST
                                              ......................................
                                                                 (Robert L. Herst)
                                                       VICE PRESIDENT AND ASSISTANT SECRETARY